Form 10-Q
period 1996-03-31
SIGMA CIRCUITS INC
filed 1996-08-12
CIK 746549

  This document consists of 19 pages, of which this is page number 1.
             The index to exhibits is located at page 18.


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             _____________

                               FORM 10-Q

(Mark One)

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

             For the quarterly period ended March 31, 1996

                                  or

       Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

           For the transition period from _______ to ______

                   Commission file number:  0-24170

                         SIGMA CIRCUITS, INC.
        (Exact name of registrant as specified in its charter)

          Delaware                       77-0107167
(State or other jurisdiction              (I.R.S.
             of                           Employer
      incorporation or                 Identification
       organization)                      Number)

                           393 Mathew Street
                     Santa Clara, California 95050
                            (408) 727-9169
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  x        No

The number of shares outstanding of the Registrant's common stock, $.001 par value, was 3,910,055 at May 3, 1996.

                         Sigma Circuits, Inc.

                                 INDEX

Description                                               Page Number

Cover Page                                                 1

Index                                                      2

Part I:  Financial Information

         Item 1:  Condensed Financial Statements

                  Condensed Balance Sheets as of
                     March 31, 1996 and June 30, 1995      3
                  Condensed Statements of
                     Operations for the Three - and
                     Nine-Month Periods Ended
                     March 31, 1996 and 1995               4
                  Condensed Statements of Cash
                     Flows for the Nine-Month
                     Period Ended March 31, 1996
                     and 1995                              5
                  Notes to Condensed Financial
                     Statements                            6

         Item 2:  Management's Discussion and
                     Analysis of Financial
                     Condition and Results of Operations   9

Part II: Other Information

         Item 1:  Legal Proceedings                       16

         Item 6:  Exhibits and Reports on Form 8-K        16

Signatures                                                17

                 Part I:  Financial Information

Item 1:  Condensed Financial Statements

                          SIGMA CIRCUITS, INC.
                        CONDENSED BALANCE SHEETS
                              (Unaudited)
                                                       (in thousands)
                                                   March 31,    June 30,
                                                     1996         1995
                                 ASSETS
Current Assets:
Cash and Cash Equivalents                          $ 1,567       $   106
Accounts Receivable (Net of Allowances of
   $526 and $310, Respectively)                     12,686         7,737
Other Receivables                                       54           403
Inventories                                          5,551         2,177
Prepaid Expenses                                       518           298
Deferred Income Taxes                                1,068           460
Total Current Assets                                21,444        11,181

Property and Equipment, Net                         19,587        10,789

Goodwill (Net of Accumulated Amortization of
  $2,204 and $1,840, Respectively)                   7,923         2,154
Deposits and Other Assets                              445           276
Total                                              $49,399       $24,400


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long-Term Debt                  $ 3,945       $   396
Accounts Payable                                     6,582         3,118
Accrued Liabilities                                  2,911         2,023
Income Taxes Payable                                   102           523
Total Current Liabilities                           13,540         6,060

Long-Term Debt                                      18,210         5,774

Deferred Income Taxes                                1,115         1,579

Stockholders' Equity:
Preferred Stock, $0.001 Par Value:
Shares Authorized:  5,000
Shares Outstanding: None                               --            --
Common Stock, $0.001 Par Value:
Shares Authorized:       20,000
Shares Outstanding:       3,910 and                 10,374         7,743
   3,438, Respectively
Deferred Stock Compensation                           (245)         (326)
Retained Earnings                                    6,405         3,570
Total Stockholders' Equity                          16,534        10,987
Total                                              $49,399       $24,400

             See notes to condensed financial statements.

                        SIGMA CIRCUITS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)

                               (in thousands, except per share data)
                              Three Months Ended     Nine Months Ended
                                   March 31,              March 31,
                                1996      1995         1996      1995

Net Sales                    $24,330   $13,145      $67,117    $34,666

Cost Of Sales                 19,394    10,603       52,736     28,669

Gross Profit                   4,936     2,542       14,381      5,997
Selling, General and           2,616     2,030        8,275      5,702
Administrative Expenses
Amortization of Goodwill         157        50          364        150

Operating Income               2,163       462        5,742        145
Interest Expense, Net            497       106        1,171        244

Income (Loss) Before Income    1,666       356        4,571        (99)
Taxes
Provision (Benefit) For          546       167        1,736        (35)
Income Taxes

Net Income (Loss)            $ 1,120   $   189      $ 2,835    $   (64)

Net Income (Loss) Per Share  $   .23   $   .05      $   .62    $  (.02)

Number of Shares Used in
Computing Per Share            4,845     3,678       4,587     3,420
Information


   See notes to condensed financial statements.

                          SIGMA CIRCUITS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                   (in thousands)
                                               Nine Months Ended March 31,
                                                    1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                               $  2,835         $   (64)
Reconciliation to Cash Provided by (Used for)
Operating Activities:
Depreciation and Amortization                      3,146           1,985
Amortization of Goodwill                             364             150
Loss on Disposal of Assets                           217             103
Amortization of Deferred Stock Compensation           81              81
Deferred Income Taxes                             (1,072)           (226)
Changes in Assets and Liabilities:
Accounts Receivable                                  128          (2,009)
Other Receivables                                    349              --
Inventories                                       (1,536)           (535)
Prepaid Expenses                                    (154)           (101)
Accounts Payable                                   1,443            (243)
Accrued Liabilities                                 (467)           (173)
Income Taxes Payable                                (552)            (91)
Cash Provided by (Used for) Operating              4,782          (1,123)
Activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment               (4,426)         (2,830)
Purchase of Citation Companies, Net of Cash       (9,092)             --
Acquired
Proceeds from Sales of  Property and Equipment        42               4
Deposits and Other Assets                           (144)            (10)
Cash (Used for) Investing Activities             (13,620)         (2,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of Credit, Net                                1,098           3,000
Proceeds from Long-Term Borrowings                11,066             981
Repayment of Long-Term Borrowings                 (1,996)           (180)
Proceeds from Issuance of Common Stock               131              38
Cash Provided by Financing Activities             10,299           3,839

INCREASE (DECREASE) IN CASH AND CASH               1,461            (120)
EQUIVALENTS:

CASH AND CASH EQUIVALENTS:
Beginning of Period                                  106             365
End of Period                                   $  1,567         $   245

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment Acquired Under Capital Lease          $    459         $    --
Obligations

PURCHASE OF THE CITATION COMPANIES:
Cash Paid, Net of Cash Acquired                 $  9,092
Stock Issued to Seller                             2,500
Debt Issued to Seller                              4,092
Liabilities Assumed                                5,278
Assets Acquired (including Goodwill of $6,133)  $ 20,962

              See notes to condensed financial statements.

                         SIGMA CIRCUITS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS

  Basis of Presentation

     While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the interim balance sheets. The results for interim periods are not necessarily indicative of the results of the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's fiscal year 1995 Annual Report to Stockholders.

  Per Share Information

     Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options and warrants (using the treasury stock method) and are excluded in loss periods as they are anti-dilutive.

  Common Stock Split

     On January 30, 1996, the Board of Directors authorized a two-for-one common stock split, in the form of a common stock dividend, distributed on February 26, 1996 to stockholders of record at the close of business on February 12, 1996. The per share amounts and numbers of shares have been restated to reflect the common stock split as at the date of this filing.

  Acquisition of the Citation Companies

     On September 30, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Citation Circuits, Inc., Citation Enterprises, Inc. and Citron Inc. (collectively, the "Citation Companies"), all of which were owned by a common shareholder and engaged in the manufacture and sale of printed circuit boards and backplane assemblies. The purchase price of $16,544,000 was paid in cash of $9,952,000 (financed through $10,000,000 of bank term loans), 378,786 shares of common stock with a fair market value of $2,500,000 and two 12.0% subordinated notes payable to the seller due in June 1997 totaling $4,092,000, of which $1,500,000 is convertible into 200,000 shares of common stock at the option of the seller. In the event the Company completes a public offering of common stock meeting certain defined criteria, the $1,500,000 note will become due upon the closing of the offering, and the $2,592,000 note will become due in December 1996. The total estimated purchase price of the Citation Companies was approximately $17,255,000 (including approximately $711,000 of acquisition expenses). Of the excess of the purchase price over the estimated fair value of the tangible net assets acquired, approximately $300,000 has been allocated to a two year non-compete agreement with the seller and $6,133,000 has been allocated to goodwill and will be amortized over fifteen years. The total estimated purchase price may be adjusted in future periods.

     The reported results of operations of the Company for the nine months ended March 31, 1996 includes six months of the operating results of what was formerly known as the Citation Companies as the acquisition occurred on September 30, 1995. Unaudited pro forma results of operations as if the acquisition had occurred at the beginning of fiscal year 1995 are as follows (in thousands, except per share data):

                                               Nine Months Ended
                                                   March 31,
                                                1996        1995
     Net Sales                               $74,778     $52,864
     Gross Profit                             15,700       8,354
     Net Income (Loss)                         2,989        (984)
     Net Income (Loss) Per Share             $   .63     $  (.26)
     Number  of  Shares Used in  Computing     4,713       3,800
        Per Share Information

     The unaudited pro forma financial information does not give effect to any potential benefits that might have been realized through the combination of operations and are not necessarily indicative of the consolidated results which would have been reported if the acquisition of the Citation Companies had actually occurred at the beginning of the fiscal year 1995.

     The liabilities assumed in the acquisition of the Citation Companies included certain environmental contingent liabilities pertaining to the prior operations of the Citation Companies. The Citation Companies had been notified of certain alleged discharge and reporting violations by the City of Stockton and the U.S. Environmental Protection Agency (EPA). At the time of the acquisition, the Citation Companies had accrued approximately $303,000, their best estimate of the penalties owned under such claims. On April 15, 1996, the Company entered into a tentative "Consent Agreement and Consent Order" with the EPA, agreeing to pay a fine of $65,000 and installing equipment to aid in its environmental requirements with a minimum cost of approximately $220,000. As of March 31, 1996, the Company had purchased equipment of approximately $141,000 which qualify towards such minimum. The Company believes that its remaining accrual continues to be adequate and that the settlement of the City of Stockton claim will not have a material adverse effect on the Company's operating results or financial condition.

  Inventories

     Inventories consist of (in thousands):

                         March 31,      June 30,
                           1996           1995

     Raw Materials       $3,178        $   915
     Work in Process      2,151          1,186
     Finished Goods         222             76
        Inventories      $5,551        $ 2,177

     Long-Term Debt and Capital Lease Obligations

     During the current fiscal year, the Company has entered into several equipment debt and capital lease agreements in addition to the debt incurred in the Citation Companies acquisition. The aggregate amount of these debt and capital lease obligations, excluding acquisition debt, was approximately $1.5 million. Each obligation is payable in sixty monthly payments ranging from approximately $1,000 to $11,500 and interest rates ranging from approximately 9.0% to 11.0%.

     Future debt and capital lease payments for all outstanding debt is as follows (in thousands):

                              March 31,
                                 1996

     Remaining Quarter - 1996   $ 1,039
     1997                         7,680
     1998                         7,147
     1999                         2,277
     2000                         2,807
     Thereafter                   1,205
       Total                    $22,155

     Cash paid for interest was approximately $835,000 and $265,000 for the nine months ended March 31, 1996 and 1995, respectively.

Provision (Benefit) for Income Taxes

  The Company incurred a combined federal and state effective income tax rate of 32.8% and 38.0% for the three and nine month periods ended March 31, 1996, respectively, compared to an effective rate of 46.9% and benefit rate of 35.4%, respectively, for the same periods of fiscal year 1995. Cash paid for income taxes was approximately $3,046,000 and $281,000 for the nine months ended March 31, 1996 and 1995, respectively.

Recently Issued Accounting Standard

  In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 "Accounting for Stock-Based Compensation". The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in fiscal year 1997 and requires measurement of awards made beginning in fiscal year 1996.

  The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to follow the disclosure requirements of FASB No. 123. As a result, adoption of the new standard will not impact reported earnings or earnings per share, and will have no effect on the Company's cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


     The matters discussed herein contain forward-looking statements that involve risks and uncertainties as described herein and in the Company's Registration Statement on Form S-1 (No. 333-1262). The Company's actual results may differ significantly from the matters discussed in the forward-looking statements due to such risks and uncertainties. Further, the Company will not undertake any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect results, events or circumstances which occur after the date hereof or to reflect the occurrence of unanticipated events.


  Overview

     With the advent of new senior management in fiscal year 1993, the Company made a number of operational changes that resulted in increased manufacturing efficiencies, greater capacity utilization and improved margins in its printed circuit board ("PCB") business. The Company also increased sales by expanding its customer base in targeted growth markets.

     Beginning in fiscal year 1994, the Company adopted a strategy to service more of the electronic interconnect needs of its strategic customers by broadening its product offerings and increasing its capacity. The Company believed that its reputation as a high quality, reliable quick-turn supplier of PCBs would generate demand among its customers for additional product offerings. The Company also believed that the customer relationships established by providing quick-turn services during the prototype stage of the product life cycle would give it an advantage in securing the larger volume pre-production and production orders of such products. Assisted by the proceeds of a private equity financing and its initial public offering, the Company started its Systems Integration and Flexible Circuits divisions during the latter part of fiscal year 1994 in order to broaden its product offerings. The Company completed the of the Citation Companies during the first quarter of fiscal year 1996 in order to obtain the manufacturing capacity required to service its customers' higher volume production jobs in a lower cost operating environment.

     During fiscal year 1995, the Company's gross margin and operating expenses were negatively affected by the under-utilization and start-up costs of the Systems Integration and Flexible Circuits divisions. During the first nine months of fiscal year 1996, net sales and gross profit increased significantly as a result of the additional capacity obtained in the acquisition of the Citation Companies and the products offered by its two new divisions.

     The Company's operating results have been and are expected to continue to be affected by a number of factors, including timing and volume of orders from and shipments to customers relative to the Company's manufacturing capacity, level of product and price competition, product mix, the number of working days in a particular quarter and general economic factors. The lead times, volume levels and complexity of customer orders have affected overall gross margins.

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed financial statements and the notes thereto appearing elsewhere in this report.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


  Results of Operations

                                   Three Months       Nine Months Ended
                                    Ended               March 31,
                                  March 31,
                                                        1996             1995
                             1996     1995     1996     Pro      1995    Pro
                                                      Forma(1)         Forma(1)
Net Sales                   100.0%   100.0%   100.0%   100.0%   100.0%  100.0%
Cost of Sales                79.7     80.7     78.6     79.0     82.7    84.2
Gross Profit                 20.3     19.3     21.4     21.0     17.3    15.8
Selling, General and         10.7     15.4     12.3     11.8     16.5    14.4
   Administrative Expenses
Amortization of Goodwill       .7       .4       .5       .7       .4      .9
Operating Income              8.9      3.5      8.6      8.5       .4      .5
Interest Expense, Net         2.0       .8      1.8      2.0       .7     2.4
Income (Loss) Before Income   6.9      2.7      6.8      6.5      (.3)   (1.9)
   Taxes
Provision (Benefit) for       2.3      1.3      2.6      2.5      (.1)    (--)
   Income Taxes
Net Income (Loss)             4.6%     1.4%     4.2%     4.0%     (.2)%  (1.9)%

<F1>
   (1) The pro forma financial date give effect to the acquisition of the Citation Companies as if it had occurred at the beginning of fiscal year 1995.

   Net Sales

     Net sales for the third quarter ended March 31, 1996 were $24.3 million, an increase of $11.2 million or 85.1%, over the same quarter of the prior fiscal year. This increase was primarily due to the new Stockton division (formerly known as the Citation division) which accounted for approximately 34.1% of the
     Company's third quarter net sales. The quarter ended March 31, 1996 was the second quarter of combined operations since the acquisition of the Citation Companies on September 30, 1995. Also contributing to net sales growth was the continued growing acceptance of the Company's backplane and flexible circuit products.

     Net sales for the nine months ended March 31, 1996 were $67.1 million, an increase of $32.5 million or 93.6% over the same period of the prior fiscal year. On a pro forma basis, net sales for the nine months ended March 31, 1996 were $74.8 million, an increase of $21.9 million or 41.5% from the nine months ended March 31, 1995. These increases consisted of a 43.9% increase for the Stockton division and a 40.1% increase for the Company's other divisions and reflect higher unit volumes on the Company's PCB products and the increased demand for the Company's backplane and flexible circuits products.

   Gross Profit

     Gross  profit  for  the quarter ended March  31,  1996  was  $4.9 million, an increase of $2.4 million or 94.2% from the same quarter of the prior fiscal year on higher net sales. Gross margin for the ended March 31, 1996 increased to 20.3% of net sales as compared to 19.3% in the same quarter of the prior fiscal year. The increase in the gross margin percentage was primarily due to improved capacity utilization, operational efficiencies and the shifting of some lower priced product to the Stockton division, which has a lower cost structure. Gross margin for the quarter ended March 31, 1995 was adversely affected by low and negative margins from the Flexible Circuits and Systems Integration divisions. During the quarter ended March 31, 1996, the Company consolidated the Stockton division's backplane operations into the Systems Integration division in Santa Clara, which impacted the resources available to manage the materials and customer order demands of this growing division. As a result, the Systems Integration division outsourced some of its manufacturing operations while adding the personnel necessary to meet the increased customer and materials management demands. These activities resulted in a reduction of approximately $500,000 in gross margin as compared to the quarter ended December 31, 1995 and had a negative impact of approximately 2.1% on overall gross margin.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Gross profit for the nine months ended March 31, 1996 was $14.4 million, an increase of $8.4 million or 139.8% over the same period of the prior fiscal year. Gross margin for the nine months ended March 31, 1996 increased to 21.4% of net sales as compared to 17.3% in the same period of the prior fiscal year. On a pro forma basis, gross profit was $15.7 million or 21.0% of pro forma net sales for the nine months ended March 31, 1996, compared to $8.4 million or 15.8% of pro forma net sales from the nine months ended March 31, 1995. The increase in the gross margin percentage on both an actual and pro forma basis was primarily due to improved capacity utilization and operational efficiencies in all divisions; although gross margin for the nine months ended March 31, 1996 continued to be adversely affected by low or negative margins from the Systems Integration and Flexible Circuits divisions. Low or negative margins for the two new divisions are expected to continue until unit volumes reach a level sufficient to absorb manufacturing costs.

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the quarter ended March 31, 1996 were $2.6 million, an increase of $586,000 or 28.9% over the same quarter of the prior fiscal year. Approximately half of this increase is the result of the acquisition of the Citation Companies while the balance of the increase is primarily attributable to additional costs associated with the Systems Integration and Flexible Circuits divisions, together with commission and bonus expenses associated with higher net sales and improved profitability. Selling, general and administrative expenses decreased from 15.4% to 10.7% of net sales, over the same periods as expenses did not increase as quickly as net sales.

     Selling, general and administrative expenses for the nine months ended March 31, 1996 were $8.3 million, an increase of $2.6 million or 45.1% over the same period of the prior fiscal year. On a pro forma basis, selling, general and administrative expenses were $8.9 million or 11.8% of pro forma net sales for the nine months ended March 31, 1996, an increase of $1.2 million or 16.3% from the nine months ended March 31, 1995. This increase was primarily attributable to additional costs associated with the Systems Integration and Flexible Circuits divisions, commissions associated with higher net sales and bonuses for improved profitability. However, as a result of the operating leverage of the business, selling, general and administrative expenses decreased from 16.5% to 12.3% of net sales (14.4% to 11.8% on a pro forma basis).

   Interest Expense, Net

     Net interest expense for the quarter ended March 31, 1996 was $497,000, an increase of $391,000 over the same period of the prior fiscal year. Net interest expense for the nine months ended March 31, 1996 was $1.2 million, an increase of $927,000 over the same period of the prior fiscal year. This increase was primarily the result of the additional debt incurred in September 1995 for the acquisition of the Citation Companies, as well as capital equipment purchases and working capital requirements. Net interest expense is expected to remain at such higher levels in future periods to the extent the additional debt incurred as part of the acquisition of the Citation Companies is not repaid.

   Provision (Benefit) for Income Taxes

     The Company incurred a combined federal and state effective income tax rate of 32.8% and 46.9% for the quarter ended March 31, 1996 and 1995, respectively. The Company incurred a combined effective rate of 38.0% and a benefit rate of 35.4% for the nine
     months  ended  March  31,  1996  and  1995,  respectively.    The
     Company's   effective  rates  differ  from  the  statutory   rate
     primarily due to amortization of goodwill and deferred stock compensation which is not deductible in determining taxable income. Additionally, the amount of pre-tax income can have a material effect on the Company's effective tax rate.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


  Financial Condition

    The  Company has historically financed its operations and  capital investment through cash flows from operations, bank borrowings and issuances of debt and equity securities. Further, the Company has entered into various long-term borrowings and capital lease transactions, primarily for capital investment, in addition to its short-term funding sources.

     Management believes that its current financial position, together with available borrowings under the Company's various credit facilities will be sufficient to meet the Company's anticipated operating needs for the next twelve months.

   Liquidity

     Cash provided by operating activities was approximately $4.8 million in the nine months ended March 31, 1996, as compared to cash used of $1.1 million during the nine months ended March 31, 1995. This increase was primarily attributable to a $2.8 million increase in net income, a $1.2 million increase in depreciation and amortization as well as other working capital changes.

     Cash used for investing activities was approximately $13.6 million in the nine months ended March 31, 1996, consisting primarily of approximately $9.1 million in expenditures for the purchase of the Citation Companies and $4.4 million for the purchases of property and equipment. This compares to $2.8 million used primarily for the purchases of capital equipment during the same nine months ended March 31, 1995. Excluding the financial impact of any acquisitions or establishment of new facilities, the Company expects to incur capital expenditures of approximately $1.6 million in the remaining quarter of fiscal year 1996.

     Cash flows provided by financing activities was approximately $10.3 million for the nine months ended March 31, 1996, an increase from $3.8 million provided in the nine months ended March 31, 1995. This increase consisted primarily of long-term borrowings of $10.0 million to finance the acquisition of the Citation Companies offset by approximately $2.0 million in loan repayments and $1.9 million of reduced borrowings under the line of credit.

     As of March 31, 1996, the Company had long-term debt outstanding of $22.2 million, consisting primarily of $4.8 million outstanding under the Company's $8.0 million long-term revolving line of credit with Comerica Bank ("Comerica"), $13.1 million of debt issued in connection with the acquisition of the Citation Companies and $4.3 million of real estate and other equipment obligations. The Company's line of credit agreement limits borrowings under the line of credit to 75% of the Company's eligible trade accounts receivable as contractually defined, less $2.5 million. The current line of credit expires on October 2,
     1997 and bears interest at Comerica's base rate plus 0.25%. In connection with the acquisition of the Citation Companies, the Company borrowed $8.5 million and $1.5 million from Comerica under two term notes, which have terms of five and two years, respectively, and bear interest at the Banks' base rate plus 1.0%. Under both term notes, principal and interest payments are due monthly. In addition, the Company issued two 12.0% subordinated notes to Citation as part of the acquisition, in the amounts of $2.6 million and $1.5 million. The $1.5 million note is convertible into 200,000 shares of common stock at the option of the holder. In the event the Company completes a public offering of common stock, meeting certain defined criteria, the $1.5 million note will become due upon the closing of the offering and the $2.6 million note will become due in December 1996.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Capital Resources

     During the nine months ended March 31, 1996, the Company spent approximately $4.4 million on capital equipment. Additional capital investment requirements of approximately $1.6 million are projected for the remaining quarter of fiscal year 1996. The Company is currently exploring additional financing alternatives to assist in projected capital investment requirements.

  Factors That May Affect Future Results

   Dependence on Electronics Industry

     The Company's principal customers are original equipment manufacturers (OEM) and contract manufacturers in the data communications, telecommunications, computer and computer peripherals, industrial and medical industries. These industry segments, and the electronics industry as a whole, are characterized by intense competition, relatively short product-life cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance or modifications of products containing components manufactured by the Company could adversely affect the Company's business, financial condition and results of operations. In addition, the electronics industry has in the past experienced, and is likely in the future to experience, recessionary periods. A recession or any other event leading to excess capacity in the electronic interconnect industry would likely result in intensified price competition and a decrease in unit volume, both of which would have a material adverse effect on the Company's business, financial condition and results of operations.

   Fluctuations in Quarterly Operating Results

     The Company's quarterly operating results have varied and may continue to fluctuate significantly. At times in the past, the Company's net sales and net income have decreased from the prior quarter. Operating results are affected by a number of factors, including timing and volume of orders from and shipments to customers relative to the Company's manufacturing capacity, level of product and price competition, product mix, the number of working days in a particular quarter and general economic factors. In recent years, the Company's gross margins have varied primarily as a result of capacity utilization, product mix, start-up costs in its two new divisions, lead times, volume levels and complexity of customer orders. Although the Company has recently acquired facilities through the acquisition of the Citation Companies that could allow the Company to produce products at lower cost, there can be no assurance that the Company will be able to manage the utilization of manufacturing capacity or product mix in a manner that would improve gross margins or the Company's business, financial condition and results of operations. The timing and volume of order placed by the Company's OEM customers vary due to customer attempts to manage inventory, changes in the OEM's manufacturing strategy and variation in demand for customer products. An interruption in manufacturing resulting from shortages of parts or equipment, fire, natural disaster, equipment failure or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysis and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Customer Concentration

     The Company's growth has resulted, in part, from its ability to identify and attract customers in rapidly growing segments of the electronics industry. The Company has manufactured products for some of these customers for a relatively short period of time. There can be no assurance that the Company will continue to be able to identify, attract and retain customers with high growth rates or that the customers that they do attract and retain will continue to grow at their historical rates or at all. Although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all, the Company expects to continue to depend upon its principal customers for a significant portion of its net sales. The decrease in or loss of orders from one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

   Variability of Orders

     The Company does not obtain long term purchase commitments from its customers and a substantial portion of net sales in a given quarter depends on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. Customers may cancel orders and change or delay delivery schedules at any time. The timely replacement of canceled, delayed or reduced orders with new orders cannot be assured. Significant or numerous cancellations, reduction or delays in order by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company operates with virtually no backlog, net sales for any quarter are not substantially dependent on orders booked in that quarter and net sales for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are relatively fixed and are based, in part, on expectations of future net sales. Consequently, if net sales levels are below expectations, the Company's business, financial condition and results of operations are likely to be adversely affected.

   Competition

     The electronic interconnect industry is characterized by intense competition. The Company faces significant competition in its quick-turn, PCB and flexible circuits product lines primarily from a number of regional privately-held manufacturers. As the Company increasingly expands its volume production of PCBs, backplane assemblies and flexible circuits, it will continue to face much larger competitors. Many of these competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies and may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than the Company.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The Company believes that when it competes in the standard lead-time volume production of its PCB, backplane and flexible circuits products, it will encounter greater price sensitivity from potential customers. From time to time the Company operates in the lower technology, higher volume segments of the PCB market, where the Company may be at a competitive disadvantage when competing with manufacturers with lower cost structures, particularly those with offshore facilities where labor and other costs are generally lower. During periods of recession or economic slowdown in the electronics industry, the Company's competitive advantages in the areas of quick-turn manufacturing and responsive customer service may be of reduced importance to the Company's customers, who may become more price sensitive. Although capital barriers to entry are relatively high for manufacturing technologically complex electronic interconnect products, the basic interconnect technology is generally not protected by patents or copyrights, and companies with significant resources or international operations may enter the market. Consolidation of smaller competitors may also result in increased competition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

   Management of Growth

     The Company has experienced a period of rapid growth that has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. This situation is compounded by the acquisition of the Citation Companies. The Company's growth is expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its management, operational, and financial information systems, as well as to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations. Competition for personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

                        Part II:  Other Information


Item 1.  Legal Proceedings


     In connection with the acquisition of the Citation Companies on September 30, 1995, the Company assumed certain environmental contingent liabilities pertaining to operations prior to that date. As of the acquisition date, the Citation Companies had accrued $303,000 for the two known claims.

     The first contingent liability relates to allegations by the City of Stockton of violations of its City Code regarding discharge of waste water into the City sewer system in excess of allowed limits during several months in 1992. As of March 31, 1996, no further action has taken place between the City of Stockton and the Company. The Company has established a reserve for this contingency and in the opinion of its management, any settlement would not likely result in a loss that would have a material adverse effect on the Company's operating results or financial condition.

     The second contingent liability relates to the United States Environmental Protection Agency ("EPA") issuance of an administrative civil complaint regarding the timely submission of required federal forms under the Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA"). On April 15, 1996, the Company entered into a tentative "Consent Agreement and Consent Order" ("COCA") with the EPA pertaining to its complaint. In the COCA, the Company has certified that it has completed and submitted all required federal forms to the EPA under the EPCRA, and that it has complied with all other EPCRA requirements at all of its facilities. In addition, the Company will also purchase and test certain equipment to aid in its environmental regulatory requirements within twelve months of the effective date of the COCA. The minimum aggregate cost associated with the purchase, installation and testing of this equipment is $220,250 and if the actual aggregate cost is lower, the difference between the actual cost and such minimum threshold, will be remitted to the EPA. As of March 31, 1996, the Company had capitalized approximately $141,000 of costs associated with the minimum threshold. In relation to the testing of the equipment, the Company is subject to additional filing requirements with the EPA pertaining to the functionality of the equipment. Further, the Company will pay a civil penalty of $65,000 upon execution of the COCA, in addition to all of the above, as the terms of the COCA constitute a full and final settlement of the complaint.

Item 6:  Exhibits and Reports on Form 8-K


  A.Exhibits

    Exhibit  11.1    Statements Regarding Calculation  of  Net  Income
                     (Loss) Per Share

  B.Reports on Form 8-K

    No  reports  on  Form 8-K were filed during  the  quarter  ended
    March 31, 1996.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, County of Santa Clara, State of California, on the 13th day of May, 1996.

                                 Sigma Circuits, Inc.
                                      (Registrant)


                                 By         /s/ B. Kevin Kelly
                                     B. Kevin Kelly
                                     President, Chief Executive
                                     Officer and Director




                                 By         /s/ Philip S. Bushnell
                                     Philip S. Bushnell
                                     Senior Vice President, Finance
                                     and Administration, Chief
                                     Financial Officer, Secretary and
                                     Director

                           INDEX TO EXHIBITS

Exhibit                                                  Sequentially
Number     Description                                   Numbered Page

11.1  Statements Regarding Calculation of Net Income (Loss)
         Per Share                                             19


                                                          EXHIBIT 11.1
                         SIGMA CIRCUITS, INC.
                   STATEMENTS REGARDING CALCULATION
                    OF NET INCOME (LOSS) PER SHARE
               (in thousands, except per share amounts)

                                      Three Months            Nine Months
                                         Ended                   Ended
                                       March 31,               March 31,
                                     1996      1995         1996       1995
Net Income (Loss)                  $1,120      $189       $2,835     $  (64)

Weighted Average Common Stock       3,904     3,432        3,751      3,420
  Outstanding

Common Stock Equivalents:
  Dilutive Effect of Stock Options    799       246          713         --(1)

Dilutive Effect of Underwriters'      142        --          123         --
  Warrant

Number Of Shares Used in Computing
  Per Share Information             4,845     3,678        4,587      3,420

Net Income (Loss) Per Share        $  .23    $  .05       $  .62     $ (.02)

<F1>
(1) Excludes common stock equivalents as they are anti-dilutive for computing net loss per share.
