Form 10-K405
period 1996-06-30
SIGMA CIRCUITS INC
filed 1996-10-02
CIK 746549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 29, 1996

or

   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______ to ______

Commission file number:  0-24170

SIGMA CIRCUITS, INC.
(Exact name of registrant as specified in its charter)

   Delaware                 77-0107167
(State or other           (I.R.S. Employer
jurisdiction of           Identification
incorporation or          Number)
organization)

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

Yes  x        No

Indicate by check mark if disclosure of  delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.     x

The approximate aggregate value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the Nasdaq National Market was $16,664,575 as of September 13, 1996.

The number of shares outstanding of the Registrant's common stock, $.001 par value, was 4,000,740 at September 13, 1996.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Report on Form 10-K:

Definitive Proxy Statement in connection with 1996 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A is incorporated by reference in Part III.

PART I

Item 1.  Business

The Company

The following discussion of the Company's business contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II.

Sigma Circuits, Inc. ("Sigma" or the "Company") is a leading quick-turn manufacturer of specialized electronic interconnect products, including multilayer rigid printed circuit boards ("PCBs"), backplane assemblies and subassemblies and flexible circuits. The Company's quick-turn manufacturing capabilities are designed to meet the time-to-
market   and   time-to-volume  requirements  of  electronic   original
equipment manufacturers ("OEMs") whose markets and products are characterized by high growth rates and short product development cycles. The Company's customers include electronic OEMs such as Bay Networks, Ericsson Raynet Corporation, Hewlett-Packard Company, Iomega Corporation and Proxima Corporation and contract manufacturers such as
Galgon  Industries, Inc., Micron CMS and SCI Systems,  Inc.   Customer
relationships established by providing quick-turn services during the prototype stage of the product life cycle give the Company an advantage in securing subsequent higher volume pre-production and production orders. Management believes that the Company is one of a limited number of companies that can produce a broad range of electronic interconnect products on both a quick-turn and production basis.

The Company offers a wide array of sophisticated manufacturing, engineering and systems integration services to meet its customers'
electronic interconnect needs. The Company has established a reputation in the quick-turn market for consistently providing high quality, on-time services using advanced process technologies. As product life cycles and lead times continue to shorten, the Company is well positioned to leverage its core competency in quick-turn manufacturing to serve its customers through a product's entire life cycle. The Company accomplishes this "one stop shopping" approach through a focused manufacturing strategy for each facility. The Company's Santa Clara PCB division in northern California focuses on quick-turn opportunities for multilayer PCBs while the recently acquired Stockton PCB division in central California utilizes its lower cost base to manufacture higher production volumes on a time critical basis. The Company has also established divisions dedicated to the manufacture of backplane assemblies and flexible circuits products in Santa Clara, California.

The Company has benefited from industry trends such as the increased demand for complex electronic products, shorter product life cycles, the increasing complexity and miniaturization of electronic products, increased reliance of customers on a narrower supplier base and industry consolidation. The Company intends to expand its reputation as a reliable, high quality quick-turn manufacturer of electronic interconnects and leverage that position to serve its fast growing customers across the spectrum of interconnect solutions and throughout the volume requirements of the product life cycle. The Company's strategy also includes improving its profitability through an increasingly focused manufacturing approach that should improve the product mix between the Santa Clara quick-turn PCB operation and the Stockton volume PCB operation and increase capacity utilization in the Company's Systems Integration (including backplane assemblies) and Flexible Circuits divisions.

Industry Overview and Trends

Electronic interconnects such as PCBs, backplane assemblies and flexible circuits are used in a wide variety of industries, including data communications, telecommunications, networking, instrumentation, computer, medical, transportation and defense. Electronic interconnect products are sold to both OEMs and contract manufacturers in volumes that range from several units for prototypes, small quantities for pre-production to large quantities for production volumes. The lead times for PCBs generally fall into two categories, "quick-turn" and "standard." Quick-turn lead times range from as little as one day to 15 days for prototype and pre-production quantities. Standard lead times typically run from six to twelve weeks and are generally associated with larger volumes.

Printed Circuit Boards PCBs are the basic platform used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors, memory and logic devices) and passive components (such as resistors and capacitors). PCBs consist of one or more layers of circuitry laminated to rigid insulating material composed of fiberglass epoxy. Multilayer PCBs provide a three-dimensional system with electronic signals traveling along horizontal planes of multiple layers of copper circuitry patterns as well as along the vertical plane through plated holes or vias.

According to the Institute for Interconnecting and Packaging Electronic Circuits ("IPC"), the U.S. market for PCBs was estimated at approximately $6.5 billion in 1995, an increase of 10% from 1994.
According to the IPC, multilayer PCBs, the fastest growing segment (19% growth from 1994 to 1995), accounted for approximately 71% of all PCBs shipped in 1995. Despite its large size, the PCB market is fragmented with no dominant independent manufacturer. In 1995, only seven of the approximately 670 independent PCB manufacturers had annual sales in excess of $100 million which, in the aggregate, represented only 22% of the PCB market. With the move to outsourcing nearly complete in the PCB industry, suppliers to the U.S. PCB market consist almost entirely of independent manufacturers such as the Company with only a small number of manufacturing facilities owned by OEMs.

Backplane Assemblies Backplane assemblies are configurations of stamped and plated pins, plastic housings and other components mounted on large, complex, multilayer PCBs. Backplane assemblies are used to connect and supply power to other PCBs. Backplane assemblies are used in data communications and telecommunications infrastructures, network hubs, bridges, routers, semiconductor testing equipment and computer peripheral devices such as servers and RAID Systems.

According to the IPC, the U.S. market for electronics manufacturing services ("EMS") was estimated at approximately $11.4 billion in 1995, an increase of 20% from 1994. The assembly component of the EMS market was estimated at approximately $2.5 billion or 22% of the total EMS market. Backplane assembly, as a major subset, was estimated at approximately one-half of the assembly component of the EMS market.

Flexible Circuits Flexible circuits provide electrical connections between components in electronic systems and are fabricated with a thin, flexible polyimid or polyester laminate systems. Flexible circuits can conform to difficult packaging requirements and can bend repeatedly without damage, which are important characteristics in both portable and miniature electronic interconnect applications. Flexible circuits are used in a variety of products including disk drives, medical equipment and high-end consumer products such as cellular telephones, CD players, camcorders, notebook computers, pagers, printers, scanners and personal digital assistants.

According  to  the  IPC,  the U.S. market for  flexible  circuits  was estimated  at approximately $600 million in 1995, an increase  of  28%
from 1994.

The Company believes it is well positioned to capitalize on the following trends in the electronic interconnect product market:

Increased Demand for Complex Electronic Products The market for electronic products is growing rapidly as a result of new product introductions, constant technological change, demands for a wider variety of electronic product features and increasingly powerful and less expensive electronic components. New markets have emerged in data communications, telecommunications, computing and multimedia while existing industries have significantly expanded applications in areas such as digital and mobile communications, computer networking and peripherals, instrumentation and industrial controls. The proliferation of electronic products has resulted in a greater emphasis on electronic product development and increased demand for electronic interconnects in the prototype and pre-production development stage.

Shorter Product Life Cycles for Electronic Products Rapid changes in technology have significantly shortened the life cycle of complex electronic products and have placed increased pressure on OEMs to develop products as rapidly as possible. The time-to-market considerations of OEMs have increased emphasis on the engineering and quick-turn production of small unit volumes of electronic interconnects in the prototype stage of product development. At the next stage of the product life cycle, interconnect customers require larger quantities of PCBs on a timely basis to satisfy the time-to-volume needs of its customers. OEMs and contract manufacturers also seek the services of quick-turn suppliers when undelivered orders from volume suppliers threaten to create unacceptable production delays. These time-to-market and time-to-volume trends have highlighted the importance of front-end engineering of electronic products, flexible manufacturing and the collaboration among OEM designers and electronic interconnect manufacturers.

Increasing Complexity and Miniaturization of Electronic Products Electronic component manufacturers have introduced successive generations of higher performance devices in smaller configurations enabling electronic OEMs to design more compact and portable products. These high performance products have created a rapidly expanding market for sophisticated electronic interconnects such as multilayer PCBs and flexible circuits. The complexity of these products demands higher sophistication in PCB manufacturing including narrower line widths and spacing, smaller vias to connect the internal circuitry and the precise positioning of traces and pads to accommodate a greater density of surface mount components. The trend toward increasingly sophisticated products requires considerable engineering support, technological process investment and manufacturing expertise from suppliers to produce sufficient high-quality electronic interconnects in a timely fashion at acceptable costs.

Increased Demand for Providers of Multiple Electronic Interconnect Solutions In order to avoid delays and costs during the product life cycle, OEM's are increasingly turning to suppliers capable of producing electronic interconnect products through all stages of product development from design to volume production. Time-to-market and time-to-volume considerations of OEMs have resulted in an increase in the level of collaboration with suppliers. To meet their rapidly changing electronic interconnect needs, many OEMs have moved to limit their vendor base to technically qualified suppliers capable of reliable, on-time delivery of a wide variety of electronic interconnects and services including engineering, production, assembly and testing for PCBs, backplane assemblies and flexible circuits.

Industry Consolidation According to the IPC, the number of PCB manufacturers has decreased from approximately 1,800 companies in the late 1970s to approximately 670 in the mid 1990s. The Company believes this ongoing consolidation is primarily due to the substantial capital investment and additional engineering and manufacturing expertise required to make increasingly sophisticated electronic interconnect products. As a result, many PCB manufacturers cannot compete in these attractive market segments and have recognized the need to merge or acquire to reach acceptable critical mass. OEMs
and       contract      manufacturers      have       also       moved
to narrow their supplier base and form strategic relationships with suppliers capable of providing a broad range of products and services. These increasing relationships between OEMs and suppliers have resulted in faster growth for the larger public electronic interconnect companies in the industry.

Products and Services

The Company provides electronic interconnects such as multilayer PCBs, backplane assemblies and flexible circuits on a time critical basis at three levels of production: prototype, pre-production and volume production. The Company's strategy is to assist customers in meeting their increasingly important time-to-market and time-to-volume requirements by translating its quick-turn expertise into larger production volumes across multiple electronic interconnect solutions. The Company estimates that 33% of its dollar volume is shipped on a quick-turn basis (less than 15 days), and believes a majority of its volume production relates to prior quick-turn business with a customer.

Prototypes typically require short lead times of 24 hours to 15 days. The Company provides prototype services to the product development groups of rapidly growing companies that require small test quantities (less than 50 pieces). Because these prototypes are critical to product development, the customer is generally more concerned with on-time delivery and high quality than with price.

Pre-production requirements involve the manufacture of limited quantities of electronic interconnects (ranging from 50 to 5,000 pieces) during the transition period from prototype and testing to volume production. Pre-production generally requires quick-turn delivery to accommodate overall time-to-volume pressures or as a temporary solution in the event of production delay. Although price is a factor in selecting a pre-production manufacturer, the Company believes that quality and on-time delivery are the critical factors for OEMs and contract manufacturers.

Much of the Company's volume production represents subsequent production for part numbers previously supplied in prototype or pre-production volumes to the customer. The Company's volume production is characterized by longer lead times than the prototype and pre-production volumes but considerably less than the six to twelve week standard lead times for volume production in the industry. With the increased emphasis on lower cost as the product moves to full-scale production, the Company believes that cost, quality and process capability are the primary competitive factors. As product life cycles continue to shorten, on-time delivery becomes an increasingly important consideration.

Rigid Printed Circuit Boards The Company's Santa Clara PCB division manufactures prototype and pre-production quantities on a quick-turn basis and its Stockton PCB division manufactures volume production quantities. This focused manufacturing strategy enables the Company to accommodate large quick-turn orders to support customers' line shortage or line start-up requirements. The Company believes this focused approach differs from that of most of its competition and allows it to respond quickly to customers' specific product requirements.

The Company's current capabilities include the manufacture of sophisticated PCBs of up to 22 layers with trace widths and spaces as narrow as four mils (.004 inches). The Company's customers often require complex multilayer PCBs requiring strict adherence to electrical operating characteristics. Compliance with very tight tolerances becomes more critical as the layer count increases beyond eight layers. The Company has advanced technological process capabilities such as ball grid array ("BGA"), chip on board ("COB"), tape automated bonding ("TAB") and flip chip which enable production of integrated circuit packages with higher lead counts, finer lead pitch and alternative packaging systems.

Systems  Integration    The  Company's  Systems  Integration  division
follows a similar time-sensitive manufacturing strategy as used in its PCB divisions. Integrated systems include PCB assemblies, backplane assemblies and subassemblies and card cages fabricated from steel or
aluminum.    Backplane  complexity  has  increased  significantly   as
semiconductor  speeds  have  increased and  design  requirements  have
become  more  stringent.   As  backplanes become  more  complex,  they
require  the use of large multilayer PCBs of six or more layers.   The
Company  manufactures sophisticated backplanes of up to 22 layers  and
 .2  inches  of thickness.  The Company has added a fine pitch  surface
mount   assembly  line  to  support  the  increasingly   sophisticated
backplane  assembly  requirements. The  Company's  backplane  assembly operations include press-fit, pin-through-hole and surface mount technology. Materials procurement and management services are critical to the timely delivery of the Company's systems integration products
and  services.   The  Company has invested heavily  in  the  planning,
purchasing  and the warehousing systems for electronic components  and
card  cages.   The  Company  also manages  a  substantial  consignment
inventory supplied by certain customers, primarily for use on their quick-turn backplane assemblies and subassemblies.

Flexible Circuits The Company's Flexible Circuits division follows a similar time-sensitive manufacturing strategy as used in its PCB divisions. Flexible circuits are thin, lightweight circuits used to interconnect other circuit boards and electronic devices within electronic equipment. Flexible circuits are used in high speed computers and other electronic equipment as replacements to cables and other interconnect devices to improve product reliability and performance. The Company produces high density, mechanically complex flexible circuits that offer the advantages of improved signal speeds and circuit densities, reduced part size, reduced weight, and flexibility.

Manufacturing and Engineering Services The manufacture of today's high technology electronic interconnects requires that the Company provide sophisticated, computer integrated manufacturing services, consisting of production tooling, manufacturing and electrical test capabilities for its customers' products. The Company provides design and engineering services in the early stages of product development. These services assure that both mechanical and electrical considerations are integrated to produce a high quality, cost effective and manufacturable product. In addition, the Company also performs comprehensive design for manufacturability and assembly analysis and recommends appropriate changes to reduce production lead times and manufacturing costs, and to improve manufacturing yields and quality of PCBs or integrated systems.

Materials and Supplies

The Company orders certain materials and supplies based on purchase orders received and accepted and seeks to minimize its inventory of other materials that are not identified for use in filling specific orders. In addition, the Company works closely with certain suppliers to improve the materials and supplies used in its operations. Although the Company uses a select group of suppliers, the materials and supplies used in manufacturing and assembling its products are generally readily available in the open market. The Company has also established strategic alliances and stocking arrangements with key vendors to increase protection against shortages. However, shortages of certain materials and supplies have occurred in the past, and there can be no assurance that future shortages, price increases that cannot be passed through to customers or delays in obtaining materials will not have a material adverse effect on the Company's business, financial condition and results of operations.

Patents

The Company holds no patents, and believes that patents and trademarks are not important competitive factors in its industry.

Sales and Marketing

As part of its sales and marketing strategy, the Company targets electronic OEMs who require a broad range of high-value added services. The Company markets its manufacturing services through a direct sales force of 22 salespersons and managers, supplemented by three manufacturers' representative firms, and an in-house staff of 23 customer service representatives and applications engineers. Direct sales personnel are located in California, Colorado, Massachusetts, Texas and Virginia. The Company uses its direct sales and customer service personnel to promote the Company's value added systems integration, flexible circuits and PCB products and services. The Company has an in-house manufacturing and customer service training program for its direct sales and customer service personnel in order to develop a comprehensive working knowledge of the electronics industry and the Company's products and services.

Customers

The Company's quick-turn manufacturing capabilities are designed to meet the time-to-market and time-to-volume requirements of electronic OEMs and contract manufacturers who are characterized by high growth rates and short product development cycles. The Company's diversified customer base is primarily composed of OEMs and contract manufacturers in the data communications, telecommunications, computer and peripherals and industrial and medical segments of the electronics industry.

The Company seeks to serve a sufficiently diversified group of customers to avoid dependence on any one major customer or market
segment.   In  fiscal  years  1996 and 1995,  none  of  the  Company's customers accounted for more than 10% of net sales. During fiscal year 1994, the Hewlett-Packard Company accounted for approximately 13% of net sales. In addition, the Company's ten largest customers in the aggregate accounted for approximately 40% of its net sales during such periods.

Competition

The electronics industry is characterized by intense competition. The Company faces significant competition in its quick-turn PCB and flexible circuits product lines primarily from a number of regional privately-held manufacturers. As the Company increasingly expands its volume production of PCBs, backplane assemblies and flexible circuits products, it will continue to face much larger competitors. Many of these competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These competitors include Altron Incorporated, Hadco Corporation, Zycon Corporation, Elexsys International, Inc. and Sanmina Corporation. In addition, these competitors may have the ability to respond more quickly to new or emerging  technologies  and  may adapt  more  quickly  to  changes  in customer requirements and may devote greater resources to the development, promotion and sale of their products than the Company.

The Company competes on the basis of a number of factors including quality, time-sensitive delivery and high-technology manufacturing processes. These factors vary in importance depending on the product or service being offered by the Company. The Company believes that when it competes in the standard lead-time volume production of its PCBs, backplane assemblies and flexible circuits products, it will encounter greater price sensitivity from potential customers. Consolidation of smaller competitors may also result in increased competition, which could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

Furthermore, from time to time the Company operates in the lower technology, higher volume segments of the PCB market, where it may be at a competitive disadvantage when competing with manufacturers with lower cost structures, particularly those with offshore facilities where labor and other costs are generally lower. During periods of recession or economic slowdown in the electronics industry, the Company's competitive advantages in the areas of quick-turn manufacturing and responsive customer service may be of reduced importance to the Company's customers, who may become more price sensitive. Although capital barriers to entry are relatively high for manufacturing technologically complex interconnect products, the basic interconnect technology is generally not protected by patents or copyrights, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Backlog

Because of the rapid delivery times associated with the quick-turn market segment for electronic interconnects, the Company generally ships products within 30 days of receipt of a customer order and the Company historically has not had a material backlog of orders. As orders for certain quantities or products such as volume production of PCBs and backplane assemblies increase, backlogs in the Stockton PCB division and the Systems Integration division may grow based on the longer lead times typical of those products. Currently, the Company does not consider backlog to be meaningful to its business.

Environmental Matters

The Company utilizes many raw materials in the manufacturing process which require compliance with various federal, state and local regulations. The Company is also subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Proper disposal of waste including metals and chemicals used in the manufacturing process is a major consideration for electronic interconnect product manufacturers. Although the Company believes that its facilities are currently in material compliance with applicable environmental laws, and although it monitors its operations to avoid violations arising from human error or equipment failures, there can be no assurance that violations will not occur. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of permits necessary to conduct its business. Any such revocations could require the Company to cease or limit production at one or more of its facilities, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with a violation. The Company operates in an environmentally sensitive geographic location and is subject to potentially conflicting and changing regulatory agenda of political, business and environmental groups. Changes or restriction on discharge limits, emissions levels, or material storage or handling might require a high level of unplanned capital investment and/or subsequent relocation to another geographical location. For example, a Santa Clara City ordinance has significantly lowered the discharge limits of various metals including copper and nickel that the Company may discharge into the City's sanitary sewer. These new limits will affect the Company's Santa Clara, California operations. The Company believes it will be able to comply with these limits without major capital investments. However, there can be no assurance that the Company will be able to comply with the reduced discharge levels mandated by the ordinance or that the costs of complying with the new ordinance will not require additional capital expenditures. Furthermore, there can be no assurance that compliance with the ordinance or with regulations which may be imposed in the future will not have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

As of June 30, 1996, the Company had approximately 740 full-time employees, of which approximately 88% were engaged in manufacturing and engineering, 7% in sales and marketing and 5% in administration and finance. The Company is not subject to any collective bargaining agreements and none of its employees are represented by a labor union. The Company has never experienced a disruption of operations due to a labor related work stoppage or dispute. The Company considers relations with its employees to be good.

Acquisitions

The Company acquired substantially all of the assets and certain liabilities of three related manufacturers of electronic interconnect products, Citation Circuits, Inc., Citation Enterprises, Inc. and Citron Inc. (collectively, "Citation Companies" or "Citation") on September 30, 1995 (the "Citation Acquisition"), which are now being operated as the Company's Stockton PCB division. As a result of the Citation Acquisition, the Company acquired approximately 79,000 square feet of manufacturing space and hired approximately 340 former Citation employees. The Stockton PCB division has required, and will continue to require, the integration and coordination of manufacturing, administration, accounting and sales and marketing efforts. In particular, the Company continues to implement certain Company-wide administrative, accounting and operational procedures at this division. There can be no assurance that the Company will be able to retain key personnel formerly with Citation. In addition, there can be no assurance that the Company will operate the acquired business profitably during the next year. Accordingly, operating expenses associated with the acquired business may have a material adverse effect on the Company's operating results in the future. In February 1996, as part of the Company's strategic plan, the Stockton, California backplane assembly operation (formerly Citron, Inc.) was consolidated into the Systems Integration division located in Santa Clara, California.

The Company may from time to time pursue the acquisition of other companies, assets or product lines that would complement or expand its existing business. Certain of these acquisitions may involve business in which the Company lacks experience. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will be able to manage one or more acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through such acquisition without a material adverse effect on the Company's business, financial condition and results of operations.

Recent Developments

On May 22, 1996, the Company announced the closure of its Costa Mesa PCB division, which occupied approximately 43,000 square feet in southern California, and the consolidation of certain resources into the Santa Clara PCB and Stockton PCB divisions. The Company believed that the duplicity that existed between the Santa Clara and Costa Mesa quick-turn PCB operations was not an efficient utilization of the Company's resources. With the acquisition of the Stockton PCB division and the related available capacity for volume work historically placed in the higher cost quick-turn facilities, management believed that closure of the Costa Mesa PCB division would give the Company an opportunity to improve job loading and margins without a loss of capacity following the consolidation and redeployment of resources. The Company's consolidation plan resulted in facility closing costs and a write-off of goodwill associated with the division's operations of approximately $3.0 million and $800,000, respectively, during the fourth quarter of the fiscal year ended June 30, 1996.

Risk Factors

In addition to the other information in this Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business.

Dependence on Electronics Industry The Company's principal customers are OEMs and contract manufacturers in the data communications, telecommunications, computer and computer peripherals, industrial and medical industries. These industry segments, and the electronics industry as a whole, are characterized by intense competition, relatively short product-life cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance or modifications of products containing components manufactured by the Company could adversely affect the Company's business, financial condition and results of operations. In addition, the electronics industry has in the past, and is likely in the future, to experience recessionary periods. A recession or any other event leading to excess capacity in the electronics industry would likely result in intensified price competition and a decrease in unit volume, both of which would have a material adverse effect on the Company's business, financial condition and results of operations.

Fluctuations in Quarterly Operating Results The Company's quarterly operating results have varied and may continue to fluctuate significantly. At times in the past, the Company's net sales and net income have decreased from the prior quarter. Operating results are affected by a number of factors, including the timing and volume of orders from and shipments to customers relative to the Company's manufacturing capacity, level of product and price competition, product mix, the number of working days in a particular quarter and general economic factors. In recent years, the Company's gross margins have varied primarily as a result of capacity utilization, product mix, start-up costs in its two new divisions, lead times, volume levels and complexity of customer orders. Although the Company has recently acquired facilities through the Citation Acquisition that could allow the Company to produce products at lower cost, there can be no assurance that the Company will be able to manage the utilization of manufacturing capacity or product mix in a manner that would improve gross margins or the Company's business, financial condition and results of operations. The timing and volume of orders placed by the Company's OEM customers vary due to customer attempts to manage inventory, changes in the OEM's manufacturing strategy and variation in demand for customer products. An interruption in manufacturing resulting from shortages of parts or equipment, fire, natural disaster, equipment failure or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

Customer Concentration Since its inception, the Company's net sales to a small number of its customers have accounted for a high percentage of the Company's annual net sales. During fiscal years 1994, 1995 and 1996, the Company's ten largest customers together accounted for approximately 40% of net sales. Although no single customer accounted for more than 10% of the Company's net sales in fiscal years 1995 and 1996, the Hewlett-Packard Company accounted for approximately 13% of the Company's net sales in fiscal year 1994. This concentration on certain customers is particularly evident in the Company's Systems Integration and Flexible Circuits divisions. Given the Company's manufacturing strategy, concentration, and therefore, dependence on a number of its most significant customers may increase.

The Company's past growth has resulted, in part, from its ability to identify and attract customers in rapidly growing segments of the electronics industry. The Company has manufactured products for some of these customers for a relatively short period of time. There can be no assurance that the Company will continue to be
able to identify, attract and retain customers with high growth rates or that the customers that it does attract and retain will continue to grow at their historical rates or at all. Although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all, the Company expects to continue to depend upon its principal customers for a significant portion of its net sales. The loss of or decrease in orders from one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Variability of Orders The Company does not obtain long term purchase commitments from its customers and a substantial portion of net sales in a given quarter depends on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. Customers may cancel orders and change or delay delivery schedules at any time. The timely replacement of canceled, delayed or reduced orders with new orders cannot be assured. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could adversely affect the Company's business, financial condition and results of operations. Because the Company has historically operated with virtually no backlog, net sales for any quarter are substantially dependent on orders booked in that quarter and revenues for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are relatively fixed and are based, in part, on expectations of future revenues. Consequently, if revenue levels are below expectations, the Company's business, financial condition and results of operations are likely to be adversely affected.

Limited Operating History in New Divisions In fiscal year 1994, the Company formed the Systems Integration and Flexible Circuits divisions. The costs associated with the start-up and integration of these divisions have adversely affected recent operating results and could adversely affect future operating results. or example, net income in fiscal years 1994 and 1995 was significantly affected by costs associated with the creation of these divisions and the time required for these divisions to achieve volume production. Although the financial impact of these divisions on operations has improved in fiscal year 1996, there can be no assurance that these divisions will experience net sales growth or will be profitable on a quarterly or annual basis, or that the costs of operating and managing these divisions will not continue to have a material adverse effect on the Company's business, financial condition and results of operations in the future. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such shortfall on the Company's results of operations and result in a material adverse effect on the Company's business, financial condition and results of operations.

Technological  Change and Process Development    The  market  for  the
Company's  manufacturing  products and services  is  characterized  by
rapidly  changing technology and continuing process development.   The
future  success of the Company's business will depend  in  large  part
upon   its   ability   to  maintain  and  enhance  its   technological
capabilities, develop and market manufacturing products and services that meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes, on a cost-effective and timely basis. In addition, the electronics industry could in the future encounter competition from new technologies that render existing electronic interconnect technology less competitive or obsolete, including technologies that may reduce the number of PCBs required in electronic components. Increasingly, the Company faces technological pressure from sophisticated design, verification and simulation capabilities in the electronics design automation industry. These advances may reduce the demand for services such as those provided by the Company, particularly the number of prototypes required before a product is ready for market. Reductions in the volume of products produced in prototype form could have a material adverse effect on the Company's business, financial condition and results of operations. Although management believes the Company's operations utilize the assembly and testing technologies and equipment currently required by the Company's customers, there can be no
assurance   that   the  Company  will  effectively  respond   to   the
technological requirements of the changing market. To the extent the Company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to continue to require significant capital investment by the Company.
There       can       be       no      assurance       that       this
capital will be available in the future or that investments in new technologies, such as the Company's investment in its backplane assembly and flexible circuits operations, will be utilized to the extent necessary to make such investments profitable.

Management of Growth The Company has experienced a period of rapid growth that has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. This situation is compounded by the Citation Acquisition. The Company's growth is expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems as well as to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations. Competition for personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel The Company's future success depends to a large extent upon the continued services of key managerial and technical employees, none of whom is bound by an employment agreement. The loss of the services of the Company's key employees could have a material adverse effect on the Company. The Company believes that its future success depends on its continuing ability to attract and retain highly qualified technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain such personnel. If the Company is unable to hire and retain new personnel, the Company's business, financial condition and results of operations may be materially adversely affected.

Availability of Raw Materials and Components and Dependence on Key Suppliers While the Company has not entered into any supply agreements and does not have any guaranteed sources of raw materials or components, it routinely purchases raw materials and components from several key material suppliers. Although alternative material suppliers are available, a significant unplanned event at a major supplier could have an adverse impact on the Company's operations. Shortages of certain types of raw materials have occurred in the past and may occur in the future. To date, raw material shortages have not materially affected the Company's business. Future shortages or price fluctuations in raw materials could have an adverse impact on the Company's manufacturing operations, thereby adversely affecting the
Company's  results of operations.  Electronic components used  by  the
Company in producing backplane assemblies and subassemblies are purchased by the Company and, in certain circumstances, the Company may be required to bear the risk of component price fluctuations. Shortages of certain types of electronic components have occurred in the past and may occur in the future. Component shortages or price fluctuations could have an adverse effect on the Company's backplane assembly operations, thereby adversely affecting the Company's growth plans. To date, component price fluctuations or shortages have not materially affected the Company. To the extent that the Company's backplane assembly operations expands as a percentage of the Company's net sales, component shortages and price fluctuations could, to a greater extent, materially adversely affect the Company's business, financial condition and results of operations.

Item 2.  Properties

The Company maintains all of its manufacturing facilities and most of its offices in California. The Company also maintains sales offices in Massachusetts and Texas.

The Company's headquarters and northern quick-turn PCB manufacturing division occupy approximately 40,000 square feet in Santa Clara, California. Approximately 10,000 square feet is allocated to office space, while the
remaining 30,000 square feet is used for manufacturing and warehousing. The Company's headquarters and manufacturing operations are comprised of four buildings owned by the Company and one building leased for warehousing. The monthly lease payments are approximately $3,100 under an agreement that will expire in August 1997.

The Company's central volume PCB manufacturing division occupies approximately 79,000 square feet in Stockton, California. The manufacturing operations are comprised of one building owned and two buildings leased by the Company. The monthly lease payments are approximately $7,300, per building, and are leased under separate agreements that will expire in October 2003. Additionally, the Company leases one building for warehousing. The monthly lease payments are approximately $1,800 under an agreement that will expire in November 1997.

The Company's Systems Integration division leases approximately 21,000 square feet in Santa Clara, California. The monthly lease payments are approximately $16,500 under an agreement that will expire in June 1999.

The Company's Flexible Circuits division leases approximately 18,000 square feet in Santa Clara, California. The monthly lease payments are approximately $14,600 under an agreement that will expire in May 1998.

The Company leases office space in Franklin, Massachusetts and Richardson, Texas for its regional sales staffs. It also leases office space in Newport Beach, California, for its regional engineering and customer service personnel.

Item 3.  Legal Proceedings

In connection with the acquisition of the Citation Companies on September 30, 1995, the Company assumed certain environmental contingent liabilities pertaining to operations prior to that date. As of the acquisition date, the Citation Companies had accrued $303,000 for the two known claims.

The first contingent liability relates to allegations by the City of Stockton of violations of its City Code regarding discharge of waste water into the City's sewer system in excess of allowed limits during several months in 1992. As of June 30, 1996, no further action has taken place between the City of Stockton and the Company. The Company has established a reserve for this contingency and in the opinion of its management, any settlement would not likely result in a loss that would have a material adverse effect on the Company's business, financial condition and results of operations.

The second contingent liability relates to the United States Environmental Protection Agency ("EPA") issuance of an administrative civil complaint regarding the timely submission of required federal forms under the Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA"). On April 15, 1996, the Company entered into a tentative "Consent Agreement and Consent Order" ("CACO") with the EPA pertaining to its complaint. In the CACO, the Company has certified that it has completed and submitted all required federal forms to the EPA under the EPCRA, and that it has complied with all other EPCRA requirements at all of its facilities. In addition, the Company will also purchase and test certain equipment to aid in its environmental regulatory requirements within twelve months of the effective date of the CACO. The minimum aggregate cost associated with the purchase, installation and testing of this equipment is $220,250 and if the actual aggregate cost is lower, the difference between the actual cost and such minimum threshold, will be remitted to the EPA. As of June 30, 1996, the Company had incurred approximately $146,000 of costs associated with the minimum threshold. In relation to the testing of the equipment, the Company is subject to additional filing requirements with the EPA pertaining to the functionality of the equipment. Further, the Company paid a civil penalty of $65,000 upon execution of and as required by the CACO in July 1996. Terms of the CACO constitute a full and final settlement of the complaint.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended June 30, 1996, there were no matters submitted to a vote of security holders.

Executive Officers of the Registrant

The executive officers of the Company who are elected by and serve at the discretion of the Board of Directors, and their ages as of June 30, 1996, are as follows:

Name               Age   Position
B. Kevin Kelly     42    President, Chief Executive
                         Officer and Director

Philip S. Bushnell 45    Senior Vice President, Finance
                         and Administration,
                         Chief Financial Officer,
                         Secretary and Director

Douglas B. Crerar  38    Vice President, Sales and
                         Marketing

Mr. Kelly has served as President and Chief Executive Officer and a Director of the Company since October 1992. Prior to joining Sigma, Mr. Kelly held the position of Vice President of Operations at Lundahl Astro Circuits, Inc., a high volume manufacturer of printed circuit boards, from December 1991 to October 1992. Prior to that time, from December 1990 to December 1991, Mr. Kelly was a founder and President of Vitesse Engineering, a supplier of electrical test fixtures for the printed circuit board industry. From March 1988 to December 1990, Mr. Kelly was Vice President of Sales and Operations at West Coast Circuits, Inc., a quick-turn manufacturer of printed circuit boards.

Mr. Bushnell has served as Senior Vice President, Finance and Administration of the Company since January 1994. From August 1992 until January 1994, Mr. Bushnell served as Vice President, Finance. He was elected Secretary and Chief Financial Officer in October 1992 and has been a Director since June 1993. From July 1987 to August 1992, Mr. Bushnell was employed in various finance positions with the Company. Prior to joining Sigma, Mr. Bushnell held various finance positions at Varian Associates, a diversified electronics company from 1978 until 1986.

Mr. Crerar has served as Vice President, Sales and Marketing of the Company since December 1995. Prior to joining Sigma, Mr. Crerar held the position of Vice President of Sales at Elexsys International, Inc., a manufacturer of printed circuit boards and backplane assemblies, from May 1995 until November 1995. From September 1987 until May 1995, Mr. Crerar held various sales positions at Zycon Corporation, a high volume manufacturer of printed circuit boards.

PART II

Item 5. Market Price of and Dividends on the for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the Nasdaq National Market under the trading symbol "SIGA."

The price range for the Company's common stock from July 1, 1994 through June 30, 1996 (adjusted to reflect a two-for-one stock split effected as a 100% stock dividend in February 1996) was:

                               Quarters Ended
      Sep.    Dec.    Mar.    Jun.    Sep.    Dec.     Mar.     Jun.
      30,     31,     31,     30,     30,     31,      31,      30,
      1994    1994    1995    1995    1995    1995     1996     1996
High  $2.63   $2.25   $2.50   $3.38   $7.00   $10.13   $14.38   $11.88
Low   $2.00   $1.75   $1.82   $1.88   $2.94   $ 5.13   $ 9.25   $ 5.88

The reported last sale price of the Company's common stock on the Nasdaq National Market on September 13, 1996 was $5.00. As of September 13, 1996, there were 94 holders of record of the Company's common stock.

The Company has never declared or paid a cash dividend on its common stock. The Company presently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Additionally, a credit agreement between the Company and a particular financial institution contains a covenant prohibiting the payment of cash dividends without prior bank approval.

Item 6.  Selected Financial Data

Statements of Operations Data:
                               (In thousands, except per share amounts)
                                           Year Ended June 30,
                               1996(1)   1995      1994      1993      1992
Net Sales                      $87,705   $48,246   $38,906   $36,429   $30,045
Cost of Sales                   71,471    39,317    30,783    28,947    26,495

Gross Profit                    16,234     8,929     8,123     7,482     3,550
Selling, General and
 Administrative Expenses        11,495     7,759     6,394     6,143     5,956
Amortization of Goodwill           477       200       200       200       200
Facility Closing Costs
 (Including $800
 of Associated Goodwill)         3,775        --        --        --        --

Operating Income (Loss)            487       970     1,529     1,139    (2,606)
Interest and Other Expense,      2,125       350       364       492       652
 Net

Income (Loss) Before Income     (1,638)      620     1,165       647    (3,258)
 Taxes
Provision (Benefit) for Income    (562)      394       558       295    (1,045)
 Taxes

Net Income (Loss)              $(1,076)  $   226   $   607   $   352   $(2,213)

Income (Loss) Applicable to    $(1,076)  $   226   $   557   $   234   $(2,331)
 Common Stock

Income (Loss) Per Share        $  (.28)  $   .06   $   .37   $   .29  $ (2.86)

Number of Shares Used In
 Computing Per
 Share Information               3,797     3,640     1,514      814       814

(1) Includes the operations of the Citation Companies acquired on September 30, 1995.


Balance Sheet Data:

                                                June 30,
                                1996     1995     1994     1993      1992
Working Capital (Deficiency)    $ 2,764  $ 5,121  $ 2,537  $  (317)  $(1,323)
Total Assets                    $49,960  $24,400  $19,078  $17,152   $19,680
Long-Term  Debt, Less  Current
 Portion                        $14,345  $ 5,774  $ 1,425  $ 3,134   $ 4,454
Redeemable Preferred Stock      $    --  $    --  $    --  $ 2,588   $ 2,572
Stockholders' Equity            $12,918  $10,987  $10,612  $ 2,981   $ 2,747

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences, include, but are not limited to, those discussed herein, as well as those discussed in the "Business" section in Part I. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

With the advent of new senior management in fiscal year 1993, the Company made a number of operational changes that resulted in increased manufacturing efficiencies, greater capacity utilization and improved margins in its PCB operations. The Company also increased net sales by expanding its customer base in targeted growth markets.

Beginning in fiscal year 1994, the Company adopted a strategy to service more of the electronic interconnect needs of its strategic customers by broadening its product offerings and increasing its capacity. The Company believed that its reputation as a high quality, reliable quick-turn supplier of PCBs would generate demand among its customers for additional product offerings. The Company also believed that the customer relationships established by providing quick-turn services during the prototype stage of the product life cycle would give it an advantage in securing the larger volume pre-production and production orders of such products. Assisted by the proceeds of a private equity financing and its initial public offering, the Company established its Systems Integration and Flexible Circuits divisions during the latter part of fiscal year 1994 in order to broaden its product offerings. The Company completed the Citation Acquisition during the first quarter of fiscal year 1996 in order to obtain the manufacturing capacity required to service its customers' higher volume production jobs in a lower cost operating environment. See
Note 3 of Notes to Financial Statements for a description of the financial terms relating to the Citation Acquisition.

During fiscal year 1995, the Company's gross margin and operating expenses were negatively affected by the underutilization and start-up costs of the Systems Integration and Flexible Circuits divisions. During the first half of fiscal year 1996, net sales and gross profit increased significantly as a result of the additional capacity obtained in the Citation Acquisition and the products offered by its two new divisions. During the second half of fiscal year 1996, the electronic interconnect industry has experienced a softening period which adversely impacted the Company. The Company, along with many of its competitors, has experienced a decline in the demand for its products and services during recent months. As a result, the Company announced on May 22, 1996, the closure closure of its Costa Mesa PCB division and the consolidation of certain capital and selected personnel into its Santa Clara PCB and Stockton PCB divisions. This consolidation is estimated to be completed

Item  7.   Management's Discussion and Analysis of Financial Condition
and Results of Operations      (Continued)

during the first quarter of fiscal year 1997. The Company believes that its available capacity will return to pre-consolidation levels once the consolidation is complete. During June 1996, the Company recorded a one-time charge of approximately $3.8 million for facility closing costs.

The Company's operating results have been and are expected to continue to be affected by a number of factors, including the timing and volume of orders from and shipments to customers relative to the Company's manufacturing capacity, level of product and price competition, product mix, the number of working days in a particular quarter, economic conditions in the electronic interconnect industry and general economic factors. The lead times, volume levels and complexity of customer orders have also affected overall gross margins.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto, that appear elsewhere in this report.

                                              Years Ended June 30,
                                            1996              1995
                                            Pro               Pro
                                   1996     Forma(1) 1995     Forma(1) 1994
Net Sales                          100.0%   100.0%   100.0%   100.0%   100.0%
Cost of Sales                       81.5     81.6     81.5     83.2     79.1

Gross Margin                        18.5     18.4     18.5     16.8     20.9
Selling, General and
 Administrative Expenses            13.1     13.1     16.0     14.2     16.5
Amortization of Goodwill             0.5      0.7      0.5       --      0.5
Facility Closing Costs               4.3      3.1       --       --       --

Operating Income                     0.6      0.7      2.0      1.8      3.9
Interest and Other Expense,
 Net                                 2.4      2.1      0.7      2.3      0.9

Income (Loss) Before Income
 Taxes                              (1.8)    (1.4)     1.3     (0.5)     3.0
Provision (Benefit) for Income
 Taxes                              (0.6)    (0.4)     0.8       --      1.4

Net Income (Loss)                   (1.2)%   (1.0)%    0.5%    (0.5)%    1.6%

(1) The pro forma financial data give effect to the acquisition of the Citation Companies as if it had occurred at the beginning of fiscal year 1995.

Net Sales

Net sales for the fiscal year ended June 30, 1996 were $87.7 million, an increase of $39.5 million or 81.8% from the prior fiscal year. Approximately 61.5% of the increase in net sales was the result of the Citation Acquisition with the balance principally from net sales growth in the Systems Integration and Flexible Circuits divisions.

Net sales for the fiscal year ended June 30, 1995 were $48.2 million, an increase of $9.3 million or 24.0% from the prior fiscal year. All of the Company's divisions contributed to this overall net sales growth. Net sales in the core PCB manufacturing operations increased approximately 13.0% on stable average unit prices. The combined net sales for the new Systems Integration and Flexible Circuits divisions accounted for approximately $4.3 million or 8.9% of total net sales for fiscal year 1995.

Item  7.   Management's Discussion and Analysis of Financial Condition
and Results of Operations      (Continued)

Gross Profit

Gross profit for the fiscal year ended June 30, 1996 was $16.2 million, an increase of $7.3 million or 81.8% from the prior fiscal year. The increase in gross profit was primarily due to the increase in net sales growth. Gross margin for fiscal years 1996 and 1995 was 18.5%. Gross margin for fiscal year 1996 was adversely impacted by manufacturing costs at the Systems Integration and Flexible Circuits divisions. Although these two newer operations combined contributed to gross profit in fiscal year 1996, as compared to fiscal year 1995, net sales volume remained lower than that of many of the Company's major competitors. Additionally, decreased demand for PCBs together with the closure of the Costa Mesa PCB division had a negative impact on gross profit and margins for the PCB operations.

Gross profit for the fiscal year ended June 30, 1995 was $8.9 million, an increase of $806,000 or 9.9% from the prior fiscal year. Gross margins for fiscal years 1995 and 1994 were 18.5% and 20.9%, respectively. Manufacturing costs for the Systems Integration and Flexible Circuits divisions totaled approximately $5.3 million on net sales of $4.3 million for the fiscal year ended June 30, 1995 and lowered the fiscal year 1995 gross margin by approximately 2.4% of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended June 30, 1996 were $11.5 million, an increase of $3.7 million or 48.2% from the prior fiscal year. Selling, general and administrative expenses as a percentage of net sales decreased due to the relatively fixed nature of certain general and administrative expenses. However, in the aggregate, these expenses increased primarily as a result of the Citation Acquisition and to support the growth in the Systems Integration and Flexible Circuits divisions.

Selling, general and administrative expenses for the fiscal year ended June 30, 1995 were $7.8 million, an increase of $1.4 million or 21.3% from the prior fiscal year. This increase was primarily the result of additional commissions on higher net sales, costs associated with public company reporting requirements and additional staffing and expenses of approximately $875,000 to support the Systems Integration and Flexible Circuits divisions.

Interest and Other Expense, Net

Net interest expense for the fiscal year ended June 30, 1996 was $1.7 million, an increase of $1.3 million from the prior fiscal year. The increase is primarily attributable to debt incurred by the Company in financing the Citation Acquisition during the first quarter of fiscal year 1996. The Company obtained $10.0 million in variable rate bank term loans bearing interest rates of approximately 9.5% for the nine months ended June 30, 1996. Additionally, in connection with the Citation Acquisition, the Company issued approximately $4.2 million in two 12.0% subordinated notes to the seller of the Citation Companies. During the fourth quarter of fiscal year 1996, the Company recorded a one time charge of approximately $436,000 for expenses incurred in connection with a withdrawn public offering of the Company's common stock.

Net interest expense for the fiscal year ended June 30, 1995 was $350,000, a decrease of $14,000 or 3.8% from the prior fiscal year. Interest expense decreased during the fiscal year primarily due to scheduled repayments of outstanding debt and capital lease obligations.

Item  7.   Management's Discussion and Analysis of Financial Condition
and Results of Operations      (Continued)

Provision (Benefit)  for Income Taxes

The Company's combined federal and state effective income tax (benefit) rates were (34.3)%, 63.6%, and 47.9% for the fiscal years ended 1996, 1995 and 1994, respectively. The effective income tax (benefit) rates differ from the federal statutory income tax (benefit) rates primarily due to state taxes, net of federal benefit, amortization of goodwill and deferred stock compensation, and the goodwill write-off which are not deductible in determining taxable income or loss. Additionally, the amount of pre-tax income can have a material effect on the Company's effective income tax (benefit) rate. Further impacting the fiscal year 1996 state effective benefit rate was the State of California's Machinery and Equipment tax credit.

Net Income (Loss) Applicable to Common Stock

As required by its terms, the Company's Series A Redeemable Preferred Stock earned dividends during the fiscal year ended June 30, 1994 of approximately $34,000. The Company also accreted $16,000 during the first quarter of fiscal year 1994 for the redemption value of its Series A and B Redeemable Preferred Stock. Such amounts are deducted from net income to derive income applicable to common stock for computing net income per common share. The Series A Redeemable Preferred Stock was redeemed in full in connection with the issuance of Series C Redeemable Preferred Stock in September 1993. The Series C Redeemable Preferred Stock did not require dividend payments. All outstanding Series B and C Redeemable Preferred Stock was converted to common stock effective upon the closing of the Company's initial public offering of common stock on June 10, 1994.

Financial Condition

The Company has historically financed its operations primarily through bank borrowings, issuances of debt and equity securities and cash generated from operations.

Liquidity

The Company generated (used) cash from operating activities was approximately $3.6 million, $(120,000), and $2.2 million in fiscal years 1996, 1995 and 1994, respectively. Cash generated from operations in fiscal year 1996 was primarily attributable to a non-cash depreciation and amortization expense of approximately $5.1 million, a goodwill write-off of $800,000, and other working capital changes. Cash used for operations in fiscal year 1995 was primarily the result of start-up costs for the new Systems Integration and Flexible Circuits divisions.

The Company used cash in investing activities of approximately $14.5 million, $4.7 million and $2.4 million in fiscal years 1996, 1995 and 1994, respectively. Cash used in investing activities in fiscal year 1996 was primarily attributable to approximately $9.1 million in expenditures for the purchase of the Citation Companies and approximately $5.4 million used for the purchase of property and equipment. Cash used in investing activities in fiscal years 1995 and 1994 was primarily for purchases of capital equipment.

The Company generated cash from financing activities of approximately $10.8 million, $4.6 million and $571,000 in fiscal years 1996, 1995 and 1994, respectively. Cash generated from financing activities in fiscal year 1996 was primarily attributable to $10.6 million in long-term borrowings of which $10.0 million was used to finance the Citation Acquisition. Cash generated from financing activities in fiscal year 1995 was primarily attributable to approximately $900,000 in long-term borrowings,net of debt repayments, and approximately $3.8

Item  7.   Management's Discussion and Analysis of Financial Condition
and Results of Operations     (Continued)

million in increased borrowings under the long-term revolving line of credit. Cash generated from financing activities in fiscal year 1994 was approximately $571,000. During fiscal year 1994, the Company received approximately $4.1 million from sale of its common stock in its initial public offering in June 1994. The proceeds from the offering were used to substantially reduce the Company's long-term debt by fiscal year end

As of June 30, 1996 the Company had long-term debt outstanding of approximately $22.0 million, consisting primarily of $5.7 million outstanding under the Company's long-term revolving line of credit, $12.3 million of debt issued in connection with the Citation Acquisition and $4.0 million of real estate and other equipment obligations. The Company has an $8.0 million long-term revolving line of credit with Comerica Bank ("Comerica"). The Company's credit agreement limits borrowings under the line of credit to the maximum of $8.0 million or 75% of the Company's eligible trade accounts receivable as contractually defined. The current line of credit expires on October 2, 1997 and bears interest at Comerica's base rate plus 0.25%. In connection with the Citation Acquisition, the Company borrowed $8.5 million and $1.5 million from Comerica under two variable rate installment notes, which have terms of five and two years, respectively, and bear interest at the Bank's base rate plus 1.0%. Under both notes, principal and interest payments are due monthly. Additionally, in connection with the Citation Acquisition, the Company issued two 12.0% subordinated notes to the seller of the Citation Companies in the amounts of approximately $2.6 million and $1.5 million. These notes and accrued interest are payable in June 1997. As of June 30, 1996, the Company was in non-compliance with the profitability and working capital convenants of its revolving line of credit agreement with the Bank. The Company has obtained a waiver with respect to such convenants from the Bank as of that date, and an amendment of its working capital limits for the remaining term of the agreement. The Company believes it will remain in compliance with these revised terms during fiscal year 1997; however, in the event that a covenant is violated and not cured to the Bank's satisfaction, the Bank would be entitled to accelerate the indebtedness owed by the Company.

The Company believes that its existing funds, borrowings available under its revolving line of credit and funds expected to be generated from operations will be sufficient to meet its working capital needs for the next twelve months. There can be no assurance, however, that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company. To the extent that cash generated from operations is not sufficient to meet the Company's projected capital expenditures or future working capital needs, the Company's business, financial condition and results of operations may be materially and adversely affected.

Capital Resources

During fiscal year 1996, the Company purchased approximately $5.4 million of property and equipment which was funded through long-term borrowings, capital leases and cash generated from operations. Management expects the Company's level of future capital expenditures to remain at levels consistent with the Company's operational projects mitigated by the redeployment of selected capital equipment from the closed Costa Mesa PCB division. Excluding the financial impact of any acquisition or establishment of new facilities, the Company expects to incur capital expenditures of approximately $2.5 million in the aggregate in fiscal year 1997.

Item 8.  Financial Statements and Supplementary Data

Certain information required by this item is included on pages 23 to 40 in Item 14 of Part IV of this Report on Form 10-K and is incorporated into this part by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The  information concerning the Company's directors required  by  this item is included under the caption "Election of Directors" in the Company's 1996 Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A and incorporated herein by reference.

The information concerning the Company's executive officers required by this item is included in Part I under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation

The information required by this item is included under the caption "Executive Compensation" and "Stock Option Grants and Exercises" in the Company's 1996 Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A and incorporated herein by reference.

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1996 Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is included under the caption "Certain Transactions" in the Company's 1996 Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A and incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a)   The following documents are filed as part of this Report on
      Form 10-K:
                                                                          Page
      1.  Financial   Statements.   The  following   financial
          statements  of  the Company and the Report of Deloitte &
          Touche  LLP, Independent Auditors, are included in Part
          IV of this Report  on  Form 10-K on the pages indicated:

          Independent Auditors' Report                                      23

          Balance Sheets as of June 30, 1996 and 1995                       24

          Statements of Operations for the Years ended  June  30,
          1996, 1995 and 1994                                               25

          Statements of Stockholders' Equity for the Years  ended
          June 30, 1996, 1995 and 1994                                      26

          Statements of Cash Flows for the Years ended  June  30,
          1996, 1995 and 1994                                               27

          Notes to Financial Statements                                     29

      2. Financial Statement Schedules. The following financial statement schedule of the Company for the years ended June 30, 1996, 1995 and 1994 is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements.

          Schedule   Title
          II         Valuation and Qualifying Accounts                      40

          Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

      3. Exhibits. See Exhibit Index on page 42 hereof for a list of exhibits filed or incorporated by reference as a part of this Report on Form 10-K.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company in the fourth quarter of the fiscal year ended
      June  30, 1996.

(c) Exhibits. The exhibits required by this item are listed under Item 14(a)(3) above.

(d) Financial Statement Schedules. The financial statement schedule required by this item is listed under Item 14(a)(2) above.

                      INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Sigma Circuits, Inc.:

We have audited the accompanying balance sheets of Sigma Circuits, Inc. as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed at the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sigma Circuits, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP




July 31, 1996
(September 26, 1996 as to Paragraph 5 of Note 7)
San Jose, California

                    SIGMA CIRCUITS, INC.
                       BALANCE SHEETS
             (In thousands, except per share data)
                                            June 30,
                                         1996      1995
                               ASSETS
Current Assets:
  Cash and Equivalents                   $    --   $   106
  Accounts Receivable (Net of
    Allowances of $598 and
    $310, Respectively)                   11,987     7,737
  Income Taxes Receivable                  1,393        --
  Other Receivables                           46       403
  Inventories                              4,753     2,177
  Prepaid Expenses                           268       298
  Deferred Income Taxes                    2,660       460
     Total Current Assets                 21,107    11,181

Property and Equipment, Net               18,899    10,789

Goodwill (Net of Accumulated
 Amortization of $2,322 and
 $1,840, Respectively)                     6,615     2,154
Deposits and Other Assets                    339       276
    Total                                $46,960   $24,400

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Cash Overdraft                         $   297   $    --
  Current Portion of Long-Term
   Debt                                    7,681       396
  Accounts Payable                         4,418     3,094
  Accrued Liabilities                      5,947     2,047
  Income Taxes Payable                        --       523
     Total Current Liabilities            18,343     6,060

Long-Term Debt                            14,345     5,774

Deferred Income Taxes                      1,354     1,579

Commitments (Note 9)                          --        --

Stockholders' Equity:
  Preferred Stock, $0.001 Par Value:
    Shares Authorized:  5,000
    Share Outstanding:  None                  --        --
  Common Stock, $0.001 Par Value:
  Shares Authorized:  20,000
    Shares Outstanding:  3,998 and
     3,438, Respectively                  10,604     7,743
  Deferred Stock Compensation               (180)     (326)
  Retained Earnings                        2,494     3,570
     Total Stockholders' Equity           12,918    10,987

            Total                        $46,960   $24,400

              See notes to financial statements.


              SIGMA CIRCUITS, INC.
              STATEMENTS OF OPERATIONS
              (In thousands, except per share data)


                                         Year Ended June 30,
                                      1996      1995      1994
Net Sales                             $87,705   $48,246   $38,906
Cost of Sales                          71,471    39,317    30,783

Gross Profit                           16,234     8,929     8,123
Selling, General and
  Administrative Expenses              11,490     7,759     6,394
Amortization of Goodwill                  482       200       200
Facility Closing Costs
 (Including $800 of
 Associated Goodwill)                   3,775        --        --

Operating Income                          487       970     1,529
Interest Expense, Net                   1,689       350       364
Withdrawn Public Offering
 Costs                                    436        --        --

Income (Loss) Before
 Income Taxes                          (1,638)      620     1,165
Provision (Benefit) for
 Income Taxes                            (562)      394       558

Net Income (Loss)                      (1,076)      226       607
Preferred Stock Dividends
  and Accretion                            --        --       (50)

Net Income (Loss) Applicable
 to Common Stock                      $(1,076)  $   226   $   557

Net Income (Loss) Per Share           $  (.28)  $   .06   $   .37

Number of Shares Used in
 Computing Per Share
 Information                            3,797     3,640     1,514

                   See notes to financial statements.


                        SIGMA CIRCUITS, INC.
                STATEMENTS OF STOCKHOLDERS' EQUITY
                          (In thousands)

                                   Common       Deferred
                                   Stock        Stock        Retained
                                Share  Amount   Compensation Earnings  Total
Balances at July 1, 1993           238 $   194  $  --        $ 2,787   $ 2,981

  Series A Preferred Stock                                       (34)      (34)
   Dividends
  Accretion of Series B
   Redemption Price                                              (16)      (16)
  Deferred Stock Compensation
   Expense                                 478   (478)                      --
  Initial Public Offering,
   (Net of Offering Costs of
   $1,366)                       2,000   4,134                           4,134
  Conversion of Redeemable
   Preferred Stock               1,162   2,896                           2,896
  Exercise of Common Stock
   Options                           4      --                              --
  Amortization of Deferred
   Stock Compensation                              44                       44
  Net Income                                                     607       607

Balances at June 30, 1994        3,404   7,702   (434)         3,344    10,612

  Exercise of Common Stock
   Options                          20      16                              16
  Issuance of Common Stock
   Under Employee Stock
   Purchase Plan                    14      25                              25
  Amortization of Deferred
   Stock Compensation                             108                      108
  Net Income                                                     226       226

Balances at June 30, 1995        3,438   7,743   (326)         3,570    10,987

  Exercise of Common Stock
   Options                          83      96                              96
  Issuance of Common Stock
   Under Employee Stock
   Purchase Plan                    98     324                             324
  Issuance of Common Stock in
   Connection with Citation
   Companies Acquisition           379   2,500                           2,500
  Amortization of Deferred
   Stock Compensation                              87                       87
  Forfeitures of Common Stock
   Options                                 (59)    59                       --
  Net Loss                                                    (1,076)   (1,076)

Balances at June 30, 1996        3,998 $10,604  $(180)        $2,494   $12,918



                          See notes to financial statements.


                            SIGMA CIRCUITS, INC.
                          STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                Year Ended June 30,
                                             1996       1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                          $ (1,076)  $   226   $   607
  Reconciliation to Cash Provided by (Used
   for) Operating Activities:
  Depreciation and Amortization                 4,555     2,681     2,093
  Amortization and Write-Off of Goodwill        1,282       200       200
  Loss on Disposal of Assets                      292       208       232
  Amortization of Deferred Stock Compensation      87       108        44
  Deferred Income Taxes                        (2,425)     (711)     (349)
  Accrue Facility Closing Costs, Net of
   Payments                                     2,559        --        --
  Changes in Assets and Liabilities:
    Accounts Receivable                           826    (2,516)   (1,397)
    Other Receivables                             357      (403)       --
    Inventories                                  (738)     (633)      (62)
    Prepaid Expenses                               95      (168)      (63)
    Accounts Payable                             (720)      257       576
    Accrued Liabilities                           121       199       191
    Income Taxes Payable / Refundable          (1,599)      432        91
      Cash Provided by (Used for)
       Operating Activities                     3,616      (120)    2,163

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Property and Equipment          (5,415)   (4,550)   (2,729)
  Purchase of Citation Companies, Net of
   Cash Acquired                               (9,092)       --        --
  Proceeds from Sale of Property and
   Equipment                                       63         4       144
  Deposits and Other Assets                       (50)     (178)      216
      Cash Used for Investing Activities      (14,494)   (4,724)   (2,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of Credit, Net                           1,957     3,750    (1,000)
  Proceeds from Long-Term Borrowings           10,638     1,074        --
  Repayment of Long-Term Borrowings            (2,540)     (280)   (2,494)
  Increase/(Decrease) in Cash Overdraft           297        --      (182)
  Common Stock Transactions, Net                  420        41     4,134
  Redeemable Preferred Stock Transactions,
   Net                                             --        --       113
      Cash Provided by Financing Activities    10,772     4,585       571

INCREASE (DECREASE) IN CASH AND EQUIVALENTS      (106)     (259)      365

CASH AND EQUIVALENTS:

  Beginning of Year                               106       365        --
  End of Year                                 $    --   $   106   $   365


                           SIGMA CIRCUITS, INC.
                   STATEMENTS OF CASH FLOWS (CONTINUED)
                              (In thousands)
                                                   Year Ended June 30,
                                                 1996      1995      1994
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Equipment Acquired Under Capital Lease         $   648             $  241
   Obligations
  Issuance of Series C Redeemable Preferred
   Stock in Exchange for Series A Redeemable
   Preferred Stock and Related Accrued Dividends                     $1,836
  Conversion of Redeemable Preferred Stock to
   Common Stock                                                      $2,896

PURCHASE OF THE CITATION COMPANIES:
  Cash Paid, Net of Cash Acquired               $ 9,092
  Stock Issued to Seller                          2,500
  Debt Issued to Seller                           4,092
  Liabilities Assumed                             5,190
  Assets Acquired (including Goodwill           $20,874
   of $5,744)



                 See notes to financial statements.


                           SIGMA CIRCUITS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                 Years Ended June 30, 1996, 1995 and 1994

Note 1.   Organization of the Company

Sigma Circuits, Inc. (the "Company") was incorporated in the State of California in April 1986 under the name Sigma Circuits Holding Company to acquire its predecessor company ("Predecessor") which had been in the rigid printed circuit board business since 1974. The acquisition ("Sigma Acquisition") of the Predecessor was completed in April 1986 via a purchase for approximately $11,500,000 and gave rise to approximately $4,000,000 in goodwill. The Company reincorporated in the State of Delaware in December 1987 under the name Sigma Circuits, Inc.

Note 2.   Summary of Significant Accounting Policies

Fiscal Year The Company uses a 52-53 week fiscal year ending on the Saturday nearest the end of the month of June. The fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994 each consisted of 52 weeks. In addition, the Company's fiscal quarters end on the Saturday nearest the end of the months of September, December, March and June. For reporting purposes, the Company presents its fiscal year end as June 30 and its quarter ends as September 30, December 31, March 31 and June 30.

Use of Estimates The Company's management has made certain estimates and assumptions relating to the reporting of assets and liabilities, as well as the disclosure of contingent assets and liabilities to prepare its financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications Certain reclassifications have been made to the prior years' financial statements to conform with the current year's presentation. The reclassification of these amounts had no effect on the results of operations or retained earnings.

Cash and Equivalents Cash and equivalents include demand deposits and money market accounts since they represent highly liquid investments with maturities of three months or less when purchased. The carrying amount of these investments approximated fair value as of June 30, 1996 and 1995.

Concentrations   of   Credit   Risk     Financial   instruments   that
potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The risk is limited due to the fact that the Company's trade accounts receivable are derived from sales in various geographic areas to numerous companies varying in size within the electronics industry. The Company has developed and maintained credit policies and procedures to reflect the electronics industry's growth, as well as its inherent risk. Additionally, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral, such as letters of credit or security agreements. Credit losses consistently have been within management's expectations.

Inventories    Inventories are stated at the lower of cost  (first-in,
first-out  basis)  or  market.   Cost  includes  material,  labor  and
manufacturing overhead.

Property and Equipment Property and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment are depreciated over the estimated useful life of the underlying assets and generally range from twenty five years for buildings and three to ten years for equipment. Improvements are amortized over the shorter of the estimated useful lives of the underlying property or the contractual lives of the applicable leases. Depreciation is computed on the straight-line method for financial reporting purposes and the various accelerated methods, as required

SIGMA CIRCUITS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2.   Summary of Significant Accounting Policies (Continued)

by law, for income tax purposes. Effective July 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." There was no cumulative effect in the adoption of this standard.

Goodwill Goodwill resulted from the Sigma Acquisition (Note 1) and the Citation Acquisition (Note 3) and represents the excess of the aggregate purchase price over the fair value of net assets acquired. The goodwill is being amortized over 20 and 15 years, respectively, using the straight-line method. The Company annually evaluates the realizability of goodwill based upon projections of its undiscounted net cash flows. Based upon its evaluations, the Company believes that no material impairment of goodwill existed as of June 30, 1996 and 1995.

Revenue  Recognition     Revenue is recognized by the Company  at  the
time its products are shipped.

Income Taxes Income taxes are provided using the liability method under which deferred income taxes are recorded based upon enacted tax laws and rates applicable to the periods in which the taxes become payable per SFAS No. 109, "Accounting for Income Taxes". Under the provisions of SFAS No. 109, a valuation allowance should be provided when it is more likely than not that some portion or all of the deferred tax assets recorded will not be recognized. Based upon its evaluations, the Company believes that no valuation allowance was needed as of June 30, 1996 and 1995.

Net Income (Loss) Per Share Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options (using the treasury stock method) and are excluded in loss periods as they are anti-dilutive for computing per share information. Pertaining to periods prior to the Company's initial public offering on June 10, 1994 and pursuant to rules of the Securities and Exchange Commission, all stock issued and stock options (using the treasury stock method) granted by the Company at a price less than its initial public offering price during the twelve months preceding the June 10, 1994 offering have been included in the calculation for periods prior to the effective date as if they were outstanding for all periods presented.

Environmental Compliance and Remediation Environmental compliance costs include ongoing maintenance, monitoring and similar costs and relate to current operations or conditions caused by past operations. These costs are expensed as incurred. Environmental remediation costs are accrued, except to the extent costs can be capitalized, when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. These liabilities are determined on a site by site basis and are not discounted. Environmental costs which improve the condition or extend the life of related property or prevent future environmental contamination are capitalized.

Recent Accounting Standard In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-Based Compensation". The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in fiscal year 1997 and requires measurement of awards made beginning in fiscal year 1996.

SIGMA CIRCUITS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2.   Summary of Significant Accounting Policies (Continued)

The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to follow the disclosure requirements of SFAS No. 123. As a result, adoption of the new standard will not impact reported earnings or earnings per share, and will have no effect on the Company's cash flows.

Note 3.  Acquisition of Citation Companies

On September 30, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Citation Circuits, Inc., Citation Enterprises, Inc. and Citron Inc. (collectively, the "Citation Companies"), all of which were owned by a common shareholder and engaged in the manufacture and sale of printed circuit boards and backplane assemblies (the "Citation Acquisition"). The purchase price of $16,544,000 was paid in cash of $9,952,000 (financed through $10,000,000 of variable rate installment notes), 378,786 shares of common stock with a fair market value of $2,500,000 and two 12.0% subordinated notes payable to the seller due in June 1997 totaling approximately $4,092,000, of which $1,500,000 is convertible into 200,000 shares of common stock at the option of the seller. In the event the Company completes a public offering of common stock meeting certain defined criteria, the $1,500,000 note will become due upon the closing of the offering, and the $2,591,658 note will become due in December 1996. The total estimated purchase price of the Citation Companies was approximately $17,278,000 (including approximately $734,000 of acquisition expenses). Of the excess of the purchase price over the estimated fair value of the tangible net assets acquired, approximately $300,000 has been allocated to a two year non-compete agreement with the seller and approximately $5,744,000 has been allocated to goodwill which is being amortized over 15 years.

The reported results of operations of the Company for the fiscal year ended June 30, 1996 includes nine months of the operating results of what was formerly known as the Citation Companies as the acquisition occurred on September 30, 1995. Unaudited pro forma results of operations as if the acquisition had occurred at the beginning of fiscal year 1995 are as follows (in thousands, except per share data):

                                           Year Ended June 30,
                                             1996       1995
     Net Sales                               $95,366    $73,253
     Gross Profit                             17,553     12,328
     Net Loss                                   (922)      (386)
     Net Loss Per Share                      $  (.23)   $  (.10)
     Number of Shares Used in Computing
     Per Share Information                     3,987      3,802

The unaudited pro forma financial information does not give effect to any potential benefits that might have been realized through the combination of operations and are not necessarily indicative of the consolidated results which would have been reported if the acquisition of the Citation Companies had actually occurred at the beginning of the fiscal year 1995.

SIGMA CIRCUITS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3.  Acquisition of Citation Companies  (Continued)

The liabilities assumed in the acquisition of the Citation Companies included certain environmental contingent liabilities pertaining to the prior operations of the Citation Companies. The Citation Companies had been notified of certain alleged discharge and reporting violations by the City of Stockton and the U.S. Environmental Protection Agency (EPA). At the time of the acquisition, the Citation Companies had accrued approximately $303,000, their best estimate of the penalties owed under such claims. On April 15, 1996, the Company entered into a tentative "Consent Agreement and Consent Order" with the EPA, agreeing to pay a fine of $65,000 (which was paid in July
1996) and installing equipment to aid in its environmental requirements with a minimum cost of approximately $220,000. As of June 30, 1996, the Company had incurred approximately $146,000 of costs which qualify towards such minimum. The Company believes that its remaining accrual continues to be adequate and that the settlement of the City of Stockton claim will not have a material adverse affect on the Company's business, financial condition and results of operations.

Note 4.  Inventories

Inventories consist of (in thousands):
                                            June 30,
                                       1996           1995
      Raw Materials                    $2,641         $  915
      Work in Process                   1,880          1,186
      Finished Goods                      232             76

      Inventories                      $4,753         $2,177

Note 5.   Property and Equipment

Property and equipment consist of (in thousands):

                                            June 30,
                                       1996           1995
      Land                             $  1,057       $    885
      Buildings and Improvements          7,902          5,776
      Machinery and Equipment            25,549         16,913
      Total Property and Equipment       34,508         23,574

      Accumulated Depreciation and      (15,609)       (12,785)
        Amortization

      Property and Equipment, Net      $ 18,899       $ 10,789

Note 6.   Accrued Liabilities

Accrued liabilities consist of (in thousands):
                                               June 30,
                                          1996         1995
      Accrued Compensation and
       Related Liabilities                $2,277       $2,047
      Accrued Facility Closing Costs       2,559           --
      Accrued Interest Expense               436           26
      Other Accrued Expenses                 675          485

      Accrued Liabilities                 $5,947       $2,047


SIGMA CIRCUITS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7.   Long-Term Debt

Long-term debt consists of (in thousands):
                                            June 30,
                                       1996           1995
      Real Estate Term Notes           $ 1,804        $1,355
      Revolving Line of Credit           5,707         3,750
      Acquisition-Related                8,163            --
      Installment Notes
      Subordinated Note                  2,592            --
      Convertible Subordinated Note      1,500            --
      Other Equipment Debt and
       Capital Leases                    2,260         1,065

      Total Debt                        22,026         6,170
      Current Portion of Long-Term
       Debt                             (7,681)         (396)

      Long-Term Debt                   $14,345        $5,774

The Company has a real estate term note with Comerica Bank (the "Bank"). The note bears interest at the Bank's base rate (8.25% at June 30, 1996) plus 1.0%. Principal and interest payments are due monthly with a balloon payment of approximately $790,000 due in August 1999. As part of the Citation Acquisition, the Company assumed a real estate note with a trust. The note bears interest at 8.5%. Interest payments are due annually in December with the principal balance of approximately $607,000 due in December 2005. Both of the notes are collateralized by their respective underlying buildings and improvements.

The Company issued to the seller of the Citation Companies two 12.0% subordinated notes due in June 1997 totaling approximately $4,092,000, of which $1,500,000 is convertible into 200,000 shares of common stock at the option of the seller. In the event the Company completes a public offering, and the certain defined criteria, the $1,500,000 note will become due upon the closing of the offering, and the $2,591,658 note will become due in December 1996.

During September 1995, in connection with the definitive purchase agreement of the Citation Companies, the Bank increased the long-term revolving line of credit to $8,000,000. Under the long-term revolving line of credit, borrowings are limited to the maximum of $8,000,000 or
75%   of   the   Company's  eligible  trade  accounts  receivable   as
contractually defined. The long-term revolving line of credit expires on October 2, 1997 and bears interest at the Bank's base rate plus
 .25%.   In addition, the Bank made variable rate installment loans  of
$8,500,000 and $1,500,000 respectively, to assist in the acquisition of the Citation Companies. The notes of $8,500,000 and $1,500,000 have terms of five and two years, respectively, and both bear interest at the Bank's base rate plus 1.0%. Under both term notes, principal and interest payments are due monthly.

All notes and credit arrangements with Comerica Bank are collateralized by a lien on substantially all of the Company's assets and do not require any compensating balances. Additionally, the long-term revolving line of credit agreement prohibits the payment of any cash dividends without prior bank approval and requires the Company to meet certain financial covenants, as contractually defined, on either a monthly or quarterly basis which include: maximum working capital deficiency, minimum tangible net worth, maximum liabilities to tangible net worth ratio, minimum cash flow coverage and minimum profitability.

SIGMA CIRCUITS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7.   Long-Term Debt (Continued)

As of June 30, 1996, the Company was in non-compliance with the profitability and working capital convenants of its revolving line of credit agreement with the Bank. The Company has obtained a waiver with respect to such convenants from the Bank as of that date, and an amendment of its working capital limits for the remaining term of the agreement. The Company believes it will remain in compliance with these revised terms during fiscal year 1997; however, in the event that a covenant is violated and not cured to the Bank's satisfaction, the Bank would be entitled to accelerate the indebtedness owed by the Company.

The Company has entered into certain financing arrangements including equipment term notes and capital lease obligations with various lenders with terms expiring through September 2000. These arrangements bear interest ranging from 5.0% to 11.6%. Principal and interest or lease payments are due monthly. Each financing arrangement is collateralized by the applicable underlying machinery equipment purchased by the Company.

Future debt and capital lease payments for all outstanding debt obligations is as follows (in thousands):

      Fiscal year ending June 30:
        1997             $ 7,681
        1998               8,063
        1999               2,314
        2000               2,849
        2001                 512
        Thereafter           607

          Total          $22,026

Cash paid for interest was approximately $1,403,000, $405,000 and $310,000 in fiscal years 1996, 1995 and 1994, respectively.

Note 8.   Stockholders' Equity

Preferred Stock

In connection with the completion of the Company's initial public offering on June 10, 1994, all outstanding shares of the Company's Series B and C Redeemable Preferred Stock were converted to common stock.

The Company's Certificate of Incorporation authorized the issuance of 5,000,000 shares of preferred stock at $.001 par value, which may be designated as to powers, preferences, rights, limitations or restrictions. As of June 30, 1996 and 1995, no shares of preferred stock have been issued.

Common Stock

The Company's Certificate of Incorporation authorized the issuance of 20,000,000 shares of common stock at $.001 par value, which may be designated as to powers, preferences, rights, limitations or restrictions.

SIGMA CIRCUITS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8.  Stockholders' Equity (Continued)

On January 30, 1996, the Board of Directors authorized a two-for-one common stock split, in the form of a common stock dividend, distributed on February 26, 1996 to stockholders of record at the close of business on February 12, 1996. The per share amounts and numbers of shares have been restated to reflect the common stock split for all periods presented.

On June 10, 1994, the Company completed an initial public offering of 2,000,000 shares of common stock. The net proceeds to the Company of $4,134,000 were used, in part, to repay the Company's outstanding balances under one of its term loans and long-term revolving line of credit. If this debt repayment and a related stock sale sufficient to cover such payment had occurred at the beginning of fiscal year 1994, net income applicable to stock would have been approximately $697,000 or $.24 per share on 2,964,000 weighted average common and common equivalent shares outstanding. In connection with the offering, the Company granted the underwriter a warrant to purchase 200,000 shares of common stock at $3.30 per share. This warrant expires in June 1998.

The number of shares of common stock reserved for future issuances as of June 30, 1996 was as follows (in thousands):

      Employee Stock Options Outstanding                     1,042
      Reserved for Future Grants Under the 1988 Stock
       Option Plan                                             155
      Director Stock Options Outstanding                        37
      Reserved for Future Grants Under 1994 Non-Employee
       Directors' Stock Option Plan                             63
      Reserved for Issuance Under the 1994 Employee Stock
       Purchase Plan                                           178
      Reserved for Issuance Pertaining to Underwriter's
       Warrant                                                 200
      Reserved  for  Conversion of Convertible Subordinated
       Note                                                    200

      Total Reserved for Future Issuance                     1,875

1988 Stock Option Plan

Under the 1988 Stock Option Plan, incentive or nonstatutory common stock options to purchase common stock may be granted to key employees, directors or consultants of the Company. Incentive stock options must be granted at not less than fair market value, and nonstatutory stock options must be granted at not less than 85% of fair market value at the date of grant as determined by the Board of Directors. Options generally become exercisable over a five-year period and generally expire ten years after the date of grant.

In June and September 1995, the Board of Directors authorized, and the stockholders subsequently approved, an additional 372,728 and 200,000 shares, respectively, under the 1988 Stock Option Plan.

1994 Non-Employee Directors' Stock Option Plan

In March 1994, the Company adopted the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for automatic grant of options to purchase shares of common stock to non-employee directors of the Company. The Directors' Plan is administered by the Board of Directors, unless the Board of Directors delegates administration to a committee of disinterested directors. The maximum number of shares of common stock that may be issued pursuant to options granted under the

SIGMA CIRCUITS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8.   Stockholders' Equity (Continued)

Directors' Plan is 34,908. Pursuant to the terms of the Directors' Plan, each non-employee director of the Company was granted an option to purchase 4,362 shares of common stock upon the closing of the public offering. Any person elected as a director of the Company who is not otherwise employed by the Company was automatically granted an option to purchase 4,362 shares of common stock at the fair market value on the date of grant. Each non-employee director thereafter was automatically granted an option to purchase 1,454 shares of common stock at the fair market value, on December 31 of each year that such person was a non-employee director of the Company. In September 1995, the Board of Directors authorized, and the stockholders subsequently approved, an additional 65,092 shares under the Directors' Plan. In addition, the terms of the Directors' Plan were amended to increase the level of grants to 10,000 (for new directors) and 3,000 (for existing directors) from 4,362 and 1,454, respectively.

Details of activity under the aforementioned plans are as follows (shares in thousands):

                                        Shares
                                        Under
                                        Option    Price
Options Outstanding at July 1, 1993        62     $.54 - $8.05

      Granted                             344     $.54 - $2.15
      Exercised                            (4)    $.54
      Canceled                            (16)    $.54 - $8.05

Options Outstanding at June 30, 1994      386     $.54 - $2.15

      Granted                             512     $1.88 - $2.88
      Exercised                           (20)    $.54
      Canceled                            (60)    $.54 - $2.75

Options Outstanding at June 30, 1995      818     $.54 - $2.88

      Granted                             635     $6.25 - $10.13
      Exercised                           (83)    $.54 - $6.25
      Canceled                           (291)    $.54 - $6.88

Options Outstanding at June 30, 1996    1,079     $.54 - $10.13

As of June 30, 1996, 181,716 outstanding options were exercisable.

1994 Employee Stock Purchase Plan

In March 1994, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") which provides for the issuance of up to 290,908 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.

The  Purchase  Plan  will terminate in December 2004.   The  Board  of
Directors has the authority to amend, suspend or terminate the Purchase Plan, subject to the limitation that no such action may adversely affect any outstanding rights to purchase common stock. Under the Purchase Plan, the Board

SIGMA CIRCUITS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8.   Stockholders' Equity (Continued)

of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. As of June 30, 1996, 112,473 shares had been issued under the Purchase Plan.

Deferred Stock Compensation

In March 1994, the Company recorded deferred stock compensation expense for the difference between the grant price and deemed fair value of the Company's common stock for options granted subsequent to December 31, 1992 through June 30, 1994. Such deferred stock compensation expense is being amortized, on the straight-line method, over the five-year vesting period of the underlying options.

Note 9.   Income Taxes

The provision (benefit) for income taxes consists of (in thousands):

                                            Year Ended June 30,
                                            1996      1995     1994
      Current:
      Federal                               $ 1,100   $ 862    $ 700
      State                                      12     243      207

      Total Current Income Taxes              1,112   1,105      907
      Deferred:
      Federal                                (1,078)   (530)    (269)
      State                                    (596)   (181)     (80)

      Total Deferred Income Taxes            (1,674)   (711)    (349)

      Provision (Benefit) for Income Taxes  $  (562)   $ 394    $ 558

Deferred  income  tax  assets  (liabilities)  are  comprised  of   (in
thousands):
                                            Year Ended June 30,
                                            1996      1995      1994
      Gross Deferred Income Tax Assets,
      Principally Accruals Deductible in
       Different Periods                    $ 2,660   $   460   $   244
      Gross Deferred Income Tax
       Liabilities, Principally
       Depreciation and Amortization         (1,354)   (1,579)   (2,074)

      Total Net Deferred Income Tax Assets
       (Liabilities)                        $ 1,306   $(1,119)  $(1,830)


SIGMA CIRCUITS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9.   Income Taxes (Continued)

The Company's effective income tax (benefit) rate differs from the federal statutory income tax (benefit) rate as follows:

                                              Year Ended June 30,
                                            1996      1995      1994
      Federal Statutory Income Tax
       (Benefit) Rate                       (35.0)%   35.0%     35.0%
      State Taxes, Net of Federal Benefit    (1.7)     9.8       7.2
      Amortization and Write-Off of
       Goodwill                              21.3     11.3       6.0
      Amortization of Deferred Stock
       Compensation                           1.9      6.1       1.3
      State Tax Credits                     (22.6)      --        --
      Other                                   1.8      1.4      (1.6)

         Effective Income Tax (Benefit)
          Rate                              (34.3)%   63.6%     47.9%

Cash paid for taxes was approximately $3,050,000, $672,000 and $800,000 in fiscal years 1996, 1995 and 1994, respectively.

Note 10.  Facility Closing Costs

During the fourth quarter of fiscal year 1996, the Company recorded facility closing costs of $3,775,000 ($2,585,000 after tax or $.68 per share) due to the closure of its Costa Mesa facility. The charge included approximately $488,000 related to the write down of long-lived assets to their expected net realizable values, $800,000 for the portion of goodwill from the Sigma Acquisition related to the Costa Mesa quick-turn PCB operations, as well as amounts for severance and related benefits, real and personal property lease terminations and other items. As of June 30, 1996, approximately $2,559,000 of the liability had not been paid. It is currently anticipated that the remaining balance will be expended within the next twelve months, except for amounts related to longer term real and personal property lease commitments to be paid over two years.

Note 11.  Commitments

The Company leases certain of its operational facilities, offices and machinery and equipment under noncancelable operating leases with terms expiring through fiscal year 2004. The Company is responsible for utilities, maintenance, insurance and property taxes under most of its leases.

Future minimum lease payments for all operating leases are as follows (in thousands):

      Fiscal year ending June 30:
        1997             $  691
        1998                599
        1999                378
        2000                178
        2001                175
        Thereafter          409
          Total          $2,430

Rent  expense under all operating leases was approximately $1,215,000,
$1,114,000  and  $900,000  in  fiscal  years  1996,  1995  and   1994,
respectively.

SIGMA CIRCUITS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12.  Employee Benefit Plan

The Company provides an employee savings and retirement plan that is designed to qualify under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may contribute up to 15% of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limit. Further, the plan allows the Company to make discretionary contributions. No contributions were made by the Company in the fiscal years ended June 30, 1996, 1995 or 1994.

Note 13. Segment Information and Significant Customers

The Company operates in one business segment which is the manufacture of rigid printed circuit boards, backplane assemblies and subassemblies and flexible circuits products. The Company sells its customized interconnect products to original equipment manufacturers and contract manufacturers in the electronics industry.

No single customer accounted for over 10% of net sales for the fiscal years ended June 30, 1996 and 1995. The Hewlett-Packard Company accounted for approximately 13% of net sales for fiscal year 1994.

Note 14.  Quarterly Results (Unaudited)

The following summarized unaudited results of operations for the quarters in the fiscal years ended June 30, 1996 and 1995 have been accounted for using generally accepted accounting principles for interim reporting purposes and reflect adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of results of operations for these interim periods.

                         (In thousands, except per share amounts)
                                      Quarters Ended
              Sep.     Dec.    Mar.    Jun.    Sep.    Dec.    Mar.    Jun.
              30,      31,     31,     30,     30,     31,     31,     30,
              1994     1994    1995    1995    1995    1995    1996    1996
Net Sales     $10,161  $11,360 $13,145 $13,580 $16,076 $26,711 $24,330 $20,588
Gross Profit  $ 1,426  $ 2,029 $ 2,542 $ 2,932 $ 3,563 $ 5,882 $ 4,936 $ 1,853
Operating
 Income(Loss) $  (463) $   146 $   462 $   825 $ 1,133 $ 2,445 $ 2,163 $(5,255)
Net Income
 (Loss)       $  (285) $    32 $   189 $   290 $   566 $ 1,148 $ 1,120 $(3,911)
Net Income
(Loss) Per
Share         $  (.08) $   .01 $   .05 $   .08 $   .14 $   .24 $   .23 $  (.99)
Number of
Shares
Used in
Computing
Per Share
Information     3,408    3,668   3,678   3,802   4,150   4,766   4,845   3,936


Schedule II
Sigma Circuits, Inc.

Valuation And Qualifying Accounts (In Thousands)

                                  Balance   Charged
                                  at        to                          Balance
                                  Beginning Costs                       at
                                  of        and       Deduction/        End of
                                  Period    Expenses  Write-Off  Other  Period
Fiscal Year Ended June 30, 1994:

  Accounts Receivable Allowance   $200      $171      $171         --   $200

Fiscal Year Ended June 30, 1995:

  Accounts Receivable Allowance   $200      $139      $ 29         --   $310

Fiscal Year Ended June 30, 1996:

  Accounts Receivable Allowance   $310      $385      $244       $147   $598

(1) Represents the cumulative balance of the Citation Companies' accounts receivable allowance for doubtful accounts as of September
30, 1995.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, County of Santa Clara, State of California, on the 27th day of September, 1996.

                                 Sigma Circuits, Inc.



                                 By         /s/ B. Kevin Kelly
                                        B. Kevin Kelly
                                        President, Chief Executive
                                        Officer and Director


POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints B. Kevin Kelly and Philip S. Bushnell, or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature               Title                          Date
                              President, Chief Executive
                              Officer and Director           September 27, 1996
      /s/ B. Kevin Kelly      (Principal Executive Officer
        B. Kevin Kelly
                              Senior Vice President,
                              Finance and Administration,
                              Chief Financial Officer
                              Secretary and Director         September 27, 1996
                              (Principal  Financial and
      /s/ Philip S. Bushnell  Accounting Officer)
        Philip S. Bushnell

      /s/ Robert P. Cummins   Chairman of the Board          September 27, 1996
        Robert P. Cummins

      /s/ Thomas J. Bernard   Director                       September 27, 1996
        Thomas J. Bernard

      /s/ William W. Boyle    Director                       September 27, 1996
        William W. Boyle


INDEX OF EXHIBITS

Exhibit
Number    Description
  3.1  Restated Certificate of Incorporation of the Registrant.(1)
  3.2  Bylaws of the Registrant.(1)
  4.1  Reference is made to Exhibits 3.1 and 3.2
  4.2  Registration Agreement among the Registrant and certain other parties named therein, dated April 15, 1986.(1)
  4.3  Series C Registration Rights Agreement among the Registrant and certain other parties named therein, dated September 30, 1993.(1)
  4.5  Specimen stock certificate.(1)
 10.1  Form of Indemnity Agreement entered into between the Registrant and its directors and officers, with related schedule.(1)
 10.2  Registrant's 1988 Stock Option Plan, as amended to date.(1)
 10.3  Form  of Incentive Stock Option under the 1988  Stock  Option
       Plan.(1)
 10.4  Form of Nonstatutory Stock Option under the 1988 Stock Option
       Plan.(1)
 10.5  Form of Notice of Exercise under the 1988 Stock Option Plan.(1)
 10.6  Registrant's 1994 Non-Employee Directors' Stock Option Plan, as
       amended to date.(1)
 10.7  Registrant's 1994 Employee Stock Purchase Plan, as amended  to date.(1)
 10.9  Form of Stock Warrant granted to Cruttenden & Company.(1)
 10.10 Note  Secured by Deed of Trust granted to  Plaza  Bank  of
       Commerce, dated March 29, 1990.(1)
 10.11 Promissory  Notes granted Comerica Bank-California,  dated
       June 1, 1993 and November 12, 1993.(1)
 10.13 Master Lease between the Registrant and CIT Group/Equipment
       Financing, Inc., dated October 6, 1993, and Schedule 1 thereto.(1)
 10.15 Lease  Agreement between the Registrant  and  Anthony  and
       Cydelle Drago, dated December 30, 1986, as amended to date.(1)
 10.17 Equipment Lease between the Registrant and Copelco Leasing
       Corporation, dated January 9, 1993.(1)
 10.19 Lease Agreement between the Registrant and Retail  Control
       Systems, Inc., dated December 15, 1984, as amended to date.(1)
 10.21 Lease Agreement between the Registrant and The Kontrabecki
       Group, dated May 3, 1994, and attachments thereto.(1)
 10.22 Lease Agreement between the Registrant and The Kontrabecki
       Group, dated June 9, 1995, and attachments thereto.(2)


INDEX OF EXHIBITS

Exhibit
Number    Description
 10.24 Lease Agreement Extension and Modification dated September 30,
       1995, between the Registrant and Anthony and Cydelle Drago to
       Lease Agreement dated December 30, 1986, as amended.(2)
 10.25 Consulting Agreement between the Registrant and Robert  P.
       Cummins, dated July 1, 1995.(4)
 10.26 Change-in-Control Severance Agreement between the Registrant and B. Kevin Kelly, dated October 26, 1995.(4)
 10.27 Change-in-Control Severance Agreement between the Registrant and Philip S. Bushnell, dated October 26, 1995.(4)
 10.28 Revolving  Credit Loan & Security  Agreement  between  the
       Registrant and Comerica Bank-California, with exhibits, dated
       September 29, 1995,.(4)
 10.29 Variable Rate Installment Notes granted to Comerica  Bank-
       California, dated September 29, 1995.(4)
 10.30 Subordinated Promissory Note granted to Citation Circuits,
       Inc., dated September 30, 1995.(4)
 10.31 Convertible Subordinated Promissory Note granted to Citation
       Circuits, Inc., dated September 30, 1995.(4)
 10.32 Lease Agreement between Registrant and Dockside, dated June 23,
       1989.(4)
 10.33 Asset Purchase Agreement between the Registrant,  Citation
       Circuits, Inc., Citation Enterprises, Inc., Citron Inc. and Carl
       Brockl, dated September 8, 1995.(3)
  11.1 Statements Regarding Calculation of Net Income (Loss) Per Share.
  23.1 Consent of Deloitte & Touche LLP.1
  24.1 Power of Attorney.  Reference is made to the signatures page.
____________________________________

 (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company's Registration Statement on Form
      S-1, as amended, filed  May 26, 1994 (File No. 33-76606).

 (2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company's Form 10-K, as amended, filed
      September 28, 1995 (File No. 0-24170).

 (3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company's Form 8-K, as amended, filed
      October 11, 1995 (File No. 0-24170).

 (4) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company's Registration Statement on Form
      S-1, as amended, filed February 16, 1996 (File No. 333-1262).


EXHIBIT 11.1
SIGMA CIRCUITS, INC.

STATEMENTS REGARDING CALCULATION
OF NET INCOME (LOSS) PER SHARE
(In thousands, except per share amounts)


                                            Year Ended June 30,
                                            1996      1995      1994
      Net Income (Loss)                     $(1,076)  $  226    $  607
      Preferred Stock Dividends and
       Accretion                                 --       --       (50)
      Net Income (Loss) Applicable to
       Common Stock                         $(1,076)  $  226    $  557

      Weighted Average Common Stock
       Outstanding                            3,797    3,424       488
      Common Stock Equivalents:
        Dilutive Effect of Stock Options         --      216        66

        Dilutive Effect of Underwriter's
         Warrant                                 --       --        --

        Weighted  Average Series B Redeemable
         Preferred Stock Outstanding                               324

        Weighted  Average Series C Redeemable
         Preferred Stock Outstanding             --       --       542

      Staff Accounting Bulletin Common
       Stock Equivalents:
        Series C Redeemable Preferred Stock
         Issued September 1993,
         Calculated Using the Treasury Stock
         Method at $5.50 Per Share               --       --        22
        Dilutive Effect of Stock  Options
         Granted in the Twelve Months
         Preceding the Offering, Calculated
         Using the Treasury Stock
         Method at $5.50 Per Share               --       --        72

      Number of Shares Used in  Computing
       Per Share Information                  3,797    3,640     1,514

      Net Income (Loss) Per Share            $ (.28)  $  .06    $  .37


EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement (No. 33-76606) of Sigma Circuits, Inc. on Form S-8 of our report dated July 31, 1996, (September 26, 1996 as to Paragraph 5 of Note 7) appearing in this Annual Report on Form 10-K of Sigma Circuits, Inc. for the year ended June 30, 1996.



DELOITTE & TOUCHE LLP




San Jose, California
September 26, 1996