Form 10-K/A
period 1996-06-29
SIGMA CIRCUITS INC
filed 1996-10-28
CIK 746549

                SECURITIES AND UNITED STATES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 1

                           AMENDMENT TO ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 1996   Commission file number 0-24170

                              SIGMA CIRCUITS, INC.
             (Exact name of Registrant as specified in its charter)
         Delaware                                      77-0107167
(State  or  other jurisdiction of          (IRS  Employer Identification No.)
  incorporation or organization)

                393 Mathew Street, Santa Clara, California 95050
          (Address of principal executive offices, including zip code)

                                 (408) 727-9169
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x         No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best of Registrant's knowledge, in any amendment to this Form 10-K/A.   x

      The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market was $16,664,575 as of September 13, 1996.

     The number of shares outstanding of the Registrant's of common stock, $.001 par value, was 4,000,740 at September 13, 1996.

                              Sigma Circuits, Inc.


                                      INDEX



                                                                      Page No.
Item 10.  Directors and Executive Officers of the Registrant               1

Item 11.  Executive Compensation                                           3

Item 12.  Security Ownership of Certain Beneficial Owners and Management   5

Item 13.  Certain Relationships and Related Transactions                   6

SIGNATURES                                                                 7

Part III of Sigma Circuits, Inc.'s Form 10-K Report for the fiscal year ended June 29, 1996, is hereby amended to read in full as follows:

ITEM 10 - Directors and Executive Officers of the Registrant

      (a.) Directors. Set forth below is information regarding directors and executive officers of the Company.

Name                     Age      Position
B. Kevin Kelly           42       President, Chief Executive
                                  Officer and Director

Philip S. Bushnell       45       Senior Vice President, Finance
                                  and Administration, Chief
                                  Financial Officer, Secretary
                                  and Director

Robert P. Cummins(1)(2)  42       Chairman of the Board

Thomas J. Bernard(1)(2)  64       Director

William W. Boyle         61       Director

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

      Mr. Kelly has served as President and Chief Executive Officer and a Director since October 1992. Prior to joining Sigma, Mr. Kelly held the position of Vice President of Operations at Lundahl Astro Circuits Inc., a high volume manufacturer of printed circuit boards from December 1991 to October 1992. Prior to that time, from December 1990 to December 1991, Mr. Kelly was a founder and President of Vitesse Engineering, a supplier of electrical test fixtures for the printed circuit board industry. From March 1988 to December 1990, Mr. Kelly was Vice President of Sales and Operations at West Coast Circuits, Inc., a quick-turn manufacturer of printed circuit boards.

       Mr. Bushnell has served as Senior Vice President, Finance and Administration since January 1994. From August 1992 until January 1994, Mr. Bushnell served as Vice President, Finance. He was elected Secretary and Chief Financial Officer in October 1992 and has been a Director since June 1993. From July 1987 to August 1992, Mr. Bushnell was employed in various finance positions with the Company. Prior to joining Sigma, Mr. Bushnell held various finance positions at Varian Associates, a diversified electronics company from 1978 until 1986.

      Mr. Cummins has been a Director since April 1986 and Chairman of the Board since August 1992. Mr. Cummins is currently the President, Chief Executive Officer and a Director of Cyberonics, Inc., a medical device company. He was a general partner of Vista Partners, L.P., a venture capital partnership which he joined in 1984 until it entered dissolution under Delaware law in December 1994. Vista Partners L.P. was the general partner of Vista II, L.P., a principal stockholder of the Company. Mr. Cummins was also Vice President and a director of Vista Ventures, Inc., a venture capital advisory firm.

     Mr. Bernard has been a Director since April 1995. Mr. Bernard is currently the President of Wireless Infrastructure Products with QUALCOMM Inc., a digital wireless communications company. From 1986 until his retirement in May 1994, Mr. Bernard served with QUALCOMM Inc. as Senior Vice President and General Manager of OmniTRACS. Prior to that he served as Executive Vice President and General Manager of the M/A-COM Telecommunication Division of M/A-COM LINKABIT, a manufacturer of telecommunications interconnects. Mr. Bernard also serves as a director of a privately held company.

      Mr. Boyle has been a Director since May 1996. Mr. Boyle has been the Vice President of Finance and Chief Financial Officer of Cubic Corporation, a aerospace and defense contractor, since 1983. Prior to that he served as Assistant Treasurer of Occidental Petroleum, a petroleum company.

      (b.)   Executive Officers.  The information with respect to the  executive officers required under this item is incorporated herein by reference to Part I,
Item 4 of this report.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Offices, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 29, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11 - Executive Compensation

Compensation of Directors

      In accordance with Company policy, all members of the Board of Directors are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings. In addition, each non-employee director of the Company received annual compensation of $5,000 for their service as Board members during fiscal 1996.

      On December 31, 1995, Mr. Cummins and Mr. Bernard, the only non-employee directors incumbent at the time, were each automatically granted an option to purchase 3,000 shares of the Company's Common Stock in accordance with the Company's 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). On April 24, 1996, the date Mr. Boyle was first elected to the Board of Directors, Mr. Boyle was automatically granted an option to purchase 10,000 shares of the Company's Common Stock pursuant to the Directors' Plan.

Compensation of Executive Officers

      The following table shows for the fiscal years ending June 30, 1996, 1995 and 1994, compensation awarded or paid to, or earned by the Company's Chief Executive Officer and its two other most highly compensated executive officers whose salary and bonus compensation exceeded $100,000 (the "Named Executive Officers"):

                           Summary Compensation Table
                                                                  Long Term
                                                                  Compensation
                     Annual Compensation                          Awards
                                                All Other Annual  Securities
Name and Principal                    Bonus     Compensation      Underlying
Position           Year   Salary($)   ($)(1)    ($)(2)            Options(3)
B. Kevin Kelly     1996   $199,039    $75,872   $9,150             80,000
  President,       1995   $175,006    $15,500   $8,766             53,526
  Chief Executive  1994   $175,006    $50,000   $8,838            124,938
  Officer and
  Director

Philip S. Bushnell 1996   $143,500    $57,110   $9,150             60,000
  Senior Vice      1995   $125,000    $ 7,750   $8,838             41,268
  President        1994   $116,918    $25,000   $8,838             51,342
  Finance and
  Administration
  Chief Financial
  Officer, Secretary
  and Director

John M. Rottenburg 1996   $193,172    $36,214   $9,150             30,000
  Former Vice      1995   $ 40,385    $    --   $1,800             70,000
  President,       1994   $     --    $    --   $   --                 --
  Operations

(1) Bonuses awarded to Messrs. Kelly and Bushnell in fiscal 1994 were in connection with the successful completion of the Company's initial public offering. The amounts were paid over the first half of fiscal 1995. Bonuses awarded to Messrs. Kelly and Bushnell in fiscal 1995 were paid in the first quarter of fiscal 1996.

(2) Consists of automobile allowance and premiums for health insurance benefits.

(3) These options become exercisable in 54 equal monthly installments beginning with the seventh month from the date of grant.

      Douglas B. Crerar joined the Company in January 1996 and would have earned in excess of $100,000 for the fiscal year ended June 30, 1996 had he worked for the Company for the entire fiscal year.

                        Stock Option Grants And Exercises

      The Company has granted options to its executive officers under its 1988 Stock Option Plan (the "Plan"), adopted in May 1988 and amended in October 1993, March 1994, June 1995 and September 1995.

      At June 29, 1996, options (net of canceled or expired options) covering an aggregate of 1,082,563 shares of the Company's Common Stock had been granted under the Option Plan, and only 139,469 shares (plus any shares that might in the future be returned to the Option Plan as a result of cancellations or expiration of options) remained available for future grant under the Option Plan. The Board of Directors voted in September 1995 to amend the Option Plan, subject to stockholder approval, to increase the number of shares of Common Stock authorized for issuance under the Option Plan by 200,000, bringing the total shares authorized for issuance under the Option Plan to 1,300,000.

                        Option Grants in Last Fiscal Year

  The following table sets forth each grant of stock options made during the fiscal year ended June 29, 1996 to each of the Named Executive Officers:

                                                                Potential
                                                                Realizable Value
                                                                at Assumed Annual
                                                                Rates of Stock
                                                                Price Appreciation
                                                                for Option Term
                       Individual Grants                        ($)(3)
            Number of  Percentage of
            Securities Total Options Exercise Market
            Underlying Granted in    Price    Price
            Options    Fiscal        ($/      ($/    Expiration  0% 5%       10%
Name(1)     Granted(1) 1995(2)       Share)   Share) Date
B. Kevin    80,000     13.1%         $6.25    $6.25  11/1/2005      $314,447 $796,871
 Kelly
Philip S.
 Bushnell   60,000      9.9%         $6.25    $6.25  11/1/2005      $235,835 $597,653
John M.
 Rottenburg 30,000      4.9%         $6.25    $6.25  11/1/2005      $117,918 $298,827

(1) These options become exercisable in 54 equal monthly installments beginning with the seventh month from the date of grant.

(2) Based on a total of 608,150 options granted during the fiscal year ended June 29, 1996.

(3) The potential realizable value is based on the term of the option at the time of grant (ten years). Assumed stock price appreciation of five percent and ten percent used pursuant to rules promulgated by the Commission. The potential realizable value is calculated by assuming that the market price per share appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Aggregated Options Exercises in Last Fiscal Year and June 29, 1996 Option Values

                              Number of Securities
                                   Underlying Unexercised      Value of Unexercised
                                   Options at                  In-the-Money Options at
                                   June 29, 1996(#)            June 29, 1996($)(2)
            Shares       Value
            Acquired on  Realized
Name        Exercise(#)  ($)(1)    Exercisable  Unexercisable  Exercisable  Unexercisable
B. Kevin
  Kelly              --  $     --  90,675       189,138        $589,388     $1,229,397

Philip S.
  Bushnell       17,266  $108,565  10,279       117,263        $ 66,814     $  762,210

John M.
  Rottenburg     10,375  $ 57,736      --            --        $     --     $       --

(1) Based on the fair market value of the Company's Common Stock on the dates of exercise minus the exercise price.

(2) Based on the closing price of the Company's Common Stock on June 28, 1996 ($6.50 per share) minus the exercise price.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the ownership of the Company's Common Stock as of September 30, 1996 by: (i) each director;
(ii)  each  of  the executive officers named in the Summary Compensation  Table;
(iii) all directors and executive officers of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                       Beneficial Ownership
Principal Stockholders,
Directors and Executive Officers(1)    Number    Percent

Citation Circuits, Inc.
  1950 West Fremont Street
  Stockton, CA 95203                   378,786   9.5%

Fortuna Investment Partners, Ltd.(2)
  100 Wilshire Blvd., 15th Floor
  Santa Monica, CA 90401               219,800   5.5%

B. Kevin Kelly(3)                      124,910   3.0%

Philips S. Bushnell(4)                  66,512   1.7%

Douglas B. Crerar(5)                     7,000   0.1%

Robert P. Cummins(6)                    42,750   1.1%

Thomas J. Bernard(7)                    17,750   0.4%

William H. Boyle(8)                      5,833   0.1%

All directors and executive officers
  as a group (6 Persons)(9)            264,755   6.3%

(1) This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to the community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him. Percentage of beneficial ownership is based on 4,004,497 shares of Common Stock outstanding as of September 30, 1996, adjusted as required by rules promulgated by the SEC.

(2) Based solely on information obtained from filings made on Schedule 13D with the Securities and Exchange Commission.

(3) Includes 116,596 shares issuable upon exercise of options exercisable within 60 days of September 30, 1996.

(4) Includes 24,999 shares issuable upon exercise of options exercisable within 60 days of September 30, 1996.

(5) Represents shares issuable upon exercise of options exercisable within 60 days of September 30, 1996.

(6) Includes 12,750 shares issuable upon exercise of options exercisable within 60 days of September 30, 1996.

(7) Includes 12,750 shares issuable upon exercise of options exercisable within 60 days of September 30, 1996.

(8) Includes 179,928 shares issuable upon exercise of options exercisable within 60 days of September 30, 1996. See Notes (3) through (7) above.

ITEM 13 - Certain Relationships and Related Transactions

     The Company's Bylaws provide that the Company shall indemnify its directors and may indemnify its officers, employees and other agents to the fullest extent not prohibited by Delaware law. The Company is also empowered under its Bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person it is required or permitted to indemnify. Pursuant to this provision, the Company has entered into indemnity agreements with each of its directors and executive officers.

      In addition, the Company's Certificate of Incorporation provides that, to the fullest extent permitted by Delaware law, the Company's directors will not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company or its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company or its stockholders, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for any transaction from which the director derived an improper personal benefit and for improper distributions to stockholders. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

      On July 1, 1995, the Company entered into a consulting agreement with Mr. Cummins which provides for a monthly payment of $2,500 to Mr. Cummins in exchange for certain consulting services. The agreement had a term of one year.

     On September 30, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Citation Circuits, Inc., Citation Enterprises, Inc. and Citron Inc. (collectively, Citation Companies"), all of which were owned by Mr. Brockl and were engaged in the manufacture and sale of PCBs and backplane assemblies. The purchase price of $16,544,000 was paid in cash of $9,952,000 (financed through bank term loans, see Note 6 of Notes to Financial Statements), 378,786 shares of Common Stock with a fair market value of $2,500,000 and two 12% subordinated notes due in June 1997 totaling $4,092,000, of which $1,500,000 is convertible to 200,000 shares of Common Stock. In the event of a public offering of Common Stock meeting certain defined criteria, the $1,500,000 note is due upon the closing the of the offering, and the $2,592,000 note is due December 1996.

      In connection with the Citation Acquisition, Mr. Brockl became an employee of the Company. Mr. Brockl is no longer an employee of the Company. Mr. Brockl's annual salary was $150,000 as an employee of Sigma and he received an option to purchase 60,000 shares of Common Stock at an exercise price of $6.875 per share. Upon termination of Mr. Brockl's employment, he was granted severance pay equal to three months salary. Mr. Brockl also entered into a noncompetition agreement with the Company pursuant to which Mr. Brockl has agreed not to complete with the Company for a period of two years from the date of his termination as either an employee of, or consultant to, the Company.

      In October 1995, the Company entered into change-in-control severance agreements (the "Severance Agreement") with Mr. Kelly and Mr. Bushnell. Pursuant to the Severance Agreements, if employment of Mr. Kelly or Mr. Bushnell is either involuntarily terminated by the Company without cause, or voluntarily terminated by resignation of Mr. Kelly or Mr. Bushnell for good reason within 12 months following a change-in-control, then the terminated executive will be entitled to severance compensation and benefits, including a lump sum payment of 18 months of base salary for Mr. Kelly and 12 months of base salary for Mr. Bushnell (an aggregate amount equal to $300,000 for Mr. Kelly and $150,000 for Mr. Bushnell, subject to salary adjustments), payment of health benefit premiums for 18 months for Mr. Kelly and 12 months for Mr. Bushnell, a severance bonus (equal to the bonus that would have been payable had the executive worked the entire year, pro rated by the number of days worked), and acceleration of vesting of all outstanding stock options. As set forth in more detail in the
Severance Agreements: a "change-in-control" transaction is defined as any capital transaction or reorganization in which ownership of more than 50% of the Company's voting shares changes; "cause" is defined as conviction of a crime or participation in fraud against the Company or gross unfitness to serve as determined by the Board of Directors. "Good reason" is a reduction in compensation, benefits or responsibilities.

      The Company believes that the foregoing transactions were in its best interests. As a matter of policy these transactions were, and all future transactions between the Company and any of its officers, directors or principal stockholders will be, approved by a majority of the disinterested members of the Board of Directors, will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be in connection with bona fide business purposes of the Company.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of October 1995.

                                   SIGMA CIRCUITS, INC.



                                   By:  /s/ Philip S. Bushnell
                                        Philip S. Bushnell
                                        Senior Vice President, Finance
                                        and Administration and Chief
                                        Financial Officer
                                        (duly authorized representative)