Form 10-Q
period 1996-09-30
SIGMA CIRCUITS INC
filed 1996-11-12
CIK 746549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 10-Q

(Mark One)

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 1996

                                       or

       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the transition period from _______ to ______

                        Commission file number:  0-24170

                              SIGMA CIRCUITS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                       77-0107167
(State or other jurisdiction              (I.R.S. of Employer
 incorporation or organizatin)             Identification Number)

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

                                Yes  X         No

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 4,007,088 at November 1, 1996.

                              Sigma Circuits, Inc.

                                      INDEX

Description                                                        Page Number

Cover Page                                                          1

Index                                                               2

Part I: Financial Information

     Item 1: Financial Statements

             Condensed Balance Sheets as of September
              30, 1996 and June 30, 1996                            3
             Condensed Statements of Operations for the
              Three Month Period Ended September 30,
              1996 and 1995                                         4
             Condensed Statements of Cash Flows for the
              Three Month Period Ended September 30,
              1996 and 1995                                         5
             Notes to Condensed Financial Statements                6

     Item 2: Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                            8

Part II: Other Information

     Item 1: Legal Proceedings                                     15

     Item 6: Exhibits and Reports on Form 8-K                      15

Signatures                                                         16

                         Part I:  Financial Information

Item 1:  Financial Statements

                           SIGMA CIRCUITS, INC.
                         CONDENSED BALANCE SHEETS
                               (Unaudited)

                                                   (in thousands)
                                                   September 30,   June 30,
                                                   1996            1996
                                  ASSETS
Current Assets:
 Accounts Receivable (Net of Allowances of
  $530 and $598, Respectively)                     $12,522         $11,987
 Income Taxes Receivable                             1,393           1,393
 Other Receivables                                     377              46
 Inventories                                         4,511           4,753
 Prepaid Expenses                                      333             268
 Deferred Income Taxes                               2,659           2,660
   Total Current Assets                             21,795          21,107

Property and Equipment, Net                         18,903          18,899

Goodwill (Net of Accumulated Amortization of
 $2,447 and $2,322, Respectively)                    6,490           6,615
Deposits and Other Assets                              299             339
   Total                                           $47,487         $46,960

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Cash Overdraft                                    $   497        $   297
 Current Portion of Long-Term Debt                   7,332          7,681
 Accounts Payable                                    5,428          4,418
 Accrued Liabilities                                 4,460          5,947
   Total Current Liabilities                        17,717         18,343

Long-Term Debt                                      15,658         14,345

Deferred Income Taxes                                1,354          1,354

Stockholders' Equity:
 Preferred Stock, $0.001 Par Value:
  Shares Authorized:  5,000
  Shares Outstanding: None                                            --
 Common Stock, $0.001 Par Value:
  Shares Authorized:  20,000
  Shares Outstanding: 4,005 and 3,998, Respecti
   3,998, Respectively                              10,610        10,604
 Deferred Stock Compensation                          (163)         (180)
 Retained Earnings                                   2,311         2,494
   Total Stockholders' Equity                       12,758        12,918
   Total                                           $47,487       $46,960

               See notes to condensed financial statements.

                        SIGMA CIRCUITS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                (in thousands, except
                                                per share data)
                                                Three Months Ended
                                                September 30,
                                                1996           1995
Net Sales                                       $18,802        $16,076
Cost of Sales                                    16,484         12,513

Gross Profit                                      2,318          3,563
Selling, General and Administrative Expenses      1,966          2,380
Amortization of Goodwill                            125             50

Operating Income                                    227          1,133
Interest Expense, Net                               538            144

Income (Loss) Before Income Taxes                  (311)           989
Provision (Benefit) for Income Taxes               (128)           423

Net Income (Loss)                               $  (183)       $   566

Net Income (Loss) Per Share                     $  (.05)       $   .14

Number of Shares Used in Computing Per Share
  Information                                     4,001          4,150

                  See notes to condensed financial statements.

                          SIGMA CIRCUITS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                     (in thousands)
                                                     Three Months Ended
                                                     September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                   $ (183)       $   566
 Reconciliation to Cash Provided by (Used for)
  Operating Activities:
   Depreciation and Amortization                      1,067            686
   Amortization of Goodwill                             125             50
   Amortization of Deferred Stock
    Compensation                                         17             27
   Loss on Disposal of Assets                           151             37
   Deferred Income Taxes                                 --           (100)
   Changes in Assets and Liabilities:
    Accounts Receivable                                (535)        (1,336)
    Other Receivables                                  (331)            96
    Inventories                                         242           (221)
    Prepaid Expenses                                    (65)          (237)
    Accounts Payable                                  1,010          1,014
    Accrued Liabilities                              (1,488)          (204)
    Income Taxes Payable                                 --            (79)
     Cash Provided by Operating Activities               10            299
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Property and Equipment                 (1,235)          (661)
 Proceeds from Sale of Property and Equipment            15             --
 Deposits and Other Assets                               40            (17)
 Purchase of Citation Companies, Net of Cash
  Acquired                                               --         (9,092)
  Cash Used for Investing Activities                 (1,180)        (9,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Line of Credit, Net                                  1,901            235
 Proceeds from Long-Term Borrowings                      --         10,549
 Repayment of Long-Term Borrowings                     (937)          (139)
 Cash Overdraft                                         200             --
 Common Stock Transactions, Net                           6            101
  Cash Provided by Financing Activities               1,170         10,746
INCREASE IN CASH AND EQUIVALENTS                         --          1,275
CASH AND EQUIVALENTS:
 Beginning of Period                                     --            106
 End of Period                                       $   --        $ 1,381
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Equipment Acquired Under Capital Lease
  Obligations                                                      $   542
PURCHASE OF THE CITATION COMPANIES:
  Cash Paid, Net of Cash Acquired                                  $ 9,092
  Stock Issued to Seller                                             2,500
  Debt Issued to Seller                                              4,092
  Liabilities Assumed                                                5,190
  Assets Acquired (including Goodwill of                           $20,874
   $5,744)
              See notes to condensed financial statements.


                              SIGMA CIRCUITS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS

  Basis of Presentation

     While  the  quarterly financial information contained  in  this  filing  is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the interim balance sheets. The results for interim periods are not necessarily indicative of the results of the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's fiscal year 1996 Annual Report on Form 10-K.

  Per Share Information

     Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options and warrants (using the treasury stock method) and are excluded in loss periods as they are anti-dilutive.

  Inventories

     Inventories consist of (in thousands):

                           September 30,     June 30,
                           1996              1996
     Raw Materials         $2,636            $2,641
     Work in Process        1,643             1,880
     Finished Goods           232               232

     Inventories           $4,511            $4,753

  Long-Term Debt and Capital Lease Obligations

     As   of  June  30,  1996,  the  Company  was  in  non-compliance  with  the profitability and working capital convenants of its revolving line of credit agreement with Comerica Bank (the "Bank"). The Company obtained a waiver with respect to such convenants from the Bank as of that date, and an amendment of its working capital limits for the remaining term of the agreement. During the three months ended September 30, 1996, the Company was in compliance with the various financial covenants of the long-term revolving line of credit. The Company believes it will remain in compliance with these revised terms during the remainder of fiscal year 1997; however, in the event that a covenant is violated and not cured to the Bank's satisfaction, the Bank would be entitled to accelerate the indebtedness owed by the Company.

     Interest paid was approximately $372,000 and $152,000 for three months ended September 30, 1996 and 1995, respectively.

  Provision (Benefit) for Income Taxes

     The Company incurred a combined federal and state effective income benefit rate of 41.2% for the three month period ended September 30, 1996 compared to an effective income tax rate of 42.8% for the same period of fiscal year 1995. Income taxes paid were approximately $0 and $602,000 for the three months ended September 30, 1996 and 1995, respectively.


  Pending Acquisition by Continental Circuits Corp.

     On September 27, 1996, the Company signed a Letter of Intent whereby Continental Circuits Corp. will acquire all of the outstanding shares of the Company's common stock in exchange for Continental Circuits' stock. Under the terms of the exchange, the Company's shareholders would receive
     0.70 shares of Continental Circuits stock for each share of the Company's stock. The companies are currently working toward the execution of a definitive agreement. The transaction is expected to be completed during early calendar year 1997, subject to shareholder approval.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences, include, but are not limited to, those discussed herein, as well as those discussed in the Company's fiscal year 1996 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  Overview

     Beginning in fiscal year 1994, the Company adopted a strategy to service more of the electronic interconnect needs of its strategic customers by broadening its product offerings and increasing its capacity. The Company believed that its reputation as a high quality, reliable quick-turn supplier of PCBs would generate demand among its customers for additional product offerings. The Company also believed that the customer relationships established by providing quick-turn services during the prototype stage of the product life cycle would give it an advantage in securing the larger volume pre-production and production orders of such products. Assisted by the proceeds of a private equity financing and its initial public offering, the Company established its Systems Integration and Flexible Circuits divisions during the latter part of fiscal year 1994 in order to broaden its product offerings. The Company completed the acquisition of Stockton, California based Citation Circuits, Inc. and its related companies (the "Citation Acquisition") during the first quarter of fiscal year 1996 in order to obtain the manufacturing capacity required to service its customers' higher volume production jobs in a lower cost operating environment.

     During the first half of fiscal year 1996, net sales and gross profit increased significantly as a result of the additional capacity obtained in the Citation Acquisition and the products offered by its two new divisions. During the second half of fiscal year 1996, the electronic interconnect industry experienced a softening period which adversely impacted the Company, along with many of its competitors, as evidenced by a decline in the demand for its products and services. As a result, the Company announced the closure of its Costa Mesa PCB division and the redeployment of certain assets and personnel into its existing Northern California PCB operations and recorded a one-time charge of approximately $3.8 million for facility closing costs during the fourth quarter of fiscal year 1996.

     At the end of the first quarter of fiscal year 1997, the Company signed a Letter of Intent whereby Continental Circuits Corp. will acquire all of the outstanding shares of the Company's common stock in exchange for Continental Circuits' stock. Management believes that the combined entity will be better positioned to serve as a "one-stop" provider of electronic interconnect products and services, offering prototype, quick-turn and volume production of PCBs, flexible circuits, backplane assemblies, sub-assemblies and complete systems, and that the combined company will benefit from enhanced technological, production and cost synergies. The companies are currently working toward the execution of a definitive agreement. The transaction is expected to be completed during early calendar year 1997, subject to shareholder approval.

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

                                           Three Months Ended
                                           September 30,
                                           1996          1995
     Net Sales                             100.0%        100.0%
     Cost of Sales                          87.7          77.8

     Gross Profit                           12.3          22.2
     Selling, General and
      Administrative Expenses               10.4          14.8
     Amortization of Goodwil                 0.7           0.3

     Operating Income                        1.2           7.1
     Interest Expense, Net                   2.9           0.9

     Income (Loss) Before Income Taxes      (1.7)          6.2
     Provision (Benefit) for Income Taxes   (0.7)          2.7

     Net Income (Loss)                      (1.0)%         3.5%

   Net Sales

     Net sales for the quarter ended September 30, 1996 were approximately $18.8 million, an increase of $2.7 million or 17.0% from the same quarter in the prior fiscal year. The increase is primarily the result of additional net sales in the Systems Integration and Flexible Circuits divisions as revenues increased approximately 130.5% and 33.0%, respectively, over the same quarter in the prior fiscal year. Although, this quarter represents the first quarter with the Stockton PCB division and without the Costa Mesa PCB division, net sales for the Company's PCB products were unchanged compared to the prior year quarter due to both an overall softness in the industry and a shift in product mix from a two facility quick-turn PCB operation during the first quarter of fiscal year 1996, to a single quick-turn PCB operation and a single volume PCB operation during the first quarter of fiscal year 1997.

   Gross Profit

     Gross profit for the quarter ended September 30, 1996 was approximately $2.3 million, a decrease of $1.3 million or 34.9% from the same quarter in the prior fiscal year. Gross margin for the first quarter of fiscal years 1997 and 1996 was 12.3% and 22.2%, respectively. Gross margin for the first quarter was adversely impacted by lower and no margin production associated with the closure of the Costa Mesa PCB facility and manufacturing inefficiencies of the Company's PCB operations due to shifting of orders and resources among its existing facilities. The impact of the Systems Integration and Flexible Circuits divisions on gross margin was approximately the same for the first quarters of fiscal years 1997 and 1996.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the quarter ended September 30, 1996 were approximately $2.0 million, a decrease of $414,000 or 17.4% from the same quarter in the prior fiscal year. The overall decrease is primarily attributable to cost reduction efforts of the
     Company, consistent with the consolidation and streamlining of the Company's management infrastructure. Selling, general and administrative expenses decreased from 14.8% to 10.4%, as a percentage of net sales, as a significant amount of revenues in the quarter ended September 30, 1996 are associated with volume production which has lower related selling costs.

   Interest Expense, Net

     Net interest expense for the quarter ended September 30, 1996 was approximately $538,000, an increase of $394,000 from the same quarter in the prior fiscal year. The overall increase is primarily attributable to the debt incurred in connection with the Citation Acquisition completed at the end of the first quarter of fiscal year 1996. The remaining debt outstanding from the Citation Acquisition is approximately $12.3 million and bears interest at rates ranging from 9.3% to 12.0%.

   Provision (Benefit) for Income Taxes

     The Company's effective income tax (benefit) rate was (41.2)% and 42.8% for the quarters ended September 30, 1996 and 1995, respectively. These rates differ from statutory rates primarily due to state taxes, net of federal benefit, amortization of goodwill and deferred stock compensation which are not deductible in determining taxable income or loss. Additionally, the amount of pre-tax income or loss can have a material effect on the Company's effective income tax (benefit) rate.

  Financial Condition

     The Company has historically financed its operations primarily through bank borrowings, issuances of debt and equity securities and cash generated from operations.

   Liquidity

     The Company generated cash from operating activities of approximately $10,000 and $299,000 in the three months ended September 30, 1996 and 1995, respectively. Cash generated in the three months ended September 30, 1996 was primarily attributable to a non-cash depreciation and amortization expense of approximately $1.1 million, payments related to the facility closing accrual of approximately $560,000 as well as other working capital changes. Cash generated in the three months ended September 30, 1995 was primarily attributable to a non-cash depreciation expense of approximately $686,000 and other working capital changes.

     The Company used cash in investing activities of approximately $1.2 million and $9.8 million in the three months ended September 30, 1996 and 1995, respectively. Cash used in the three months ended September 30, 1996 was primarily attributable to approximately $1.2 million used for the purchase of property and equipment. Cash used in the three months ended September 30, 1995 was primarily attributable to approximately $9.1 million in expenditures for the purchase of the Citation Companies and approximately $661,000 used for the purchase of property and equipment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The Company generated cash from financing activities of approximately $1.2 million and $10.8 million in the three months ended September 30, 1996 and 1995, respectively. Cash generated in the three months ended September 30, 1996 was attributable to approximately $1.9 million in increased net borrowings under the long-term revolving line of credit offset by approximately $937,000 in repayment of debt and capital lease obligations. Cash generated in the three months ended September 30, 1995 was primarily attributable to $10.5 million in long-term borrowings of which $10.0 million was used to finance the Citation Acquisition.

     As of September 30, 1996 the Company had total debt outstanding of approximately $23.0 million, consisting primarily of $7.6 million outstanding under the Company's long-term revolving line of credit, $12.3 million of debt issued in connection with the Citation Acquisition and $4.0 million of real estate and other equipment obligations. The Company has an $8.0 million long-term revolving line of credit with Comerica Bank ( the "Bank"). The Company's credit agreement limits borrowings under the line of credit to the maximum of $8.0 million or 75% of the Company's eligible trade accounts receivable as contractually defined. The current line of credit was amended on September 26, 1996 to expire on January 2, 1998 and bears interest at the Bank's base rate plus 0.25%. In connection with the Citation Acquisition, the Company borrowed $8.5 million and $1.5 million from the Bank under two variable rate installment notes, which have terms of five and two years, respectively, and bear interest at the Bank's base rate plus 1.0%. Under both notes, principal and interest payments are due monthly. Additionally, in connection with the Citation Acquisition, the Company issued two 12.0% subordinated notes to the seller of the Citation Companies in the amounts of approximately $2.6 million and $1.5 million. These notes and accrued interest are payable in June 1997. As of June 30, 1996, the Company was in non-compliance with the profitability and working capital convenants of its revolving line of credit agreement with the Bank. The Company obtained a waiver with respect to such convenants from the Bank as of that date, and an amendment of its working capital limits for the remaining term of the agreement. During the three months ended September 30, 1996, the Company was in compliance with the various financial covenants of the long-term revolving line of credit. The Company believes it will remain in compliance with these revised terms during the remainder of fiscal year 1997; however, in the event that a covenant is violated and not cured to the Bank's satisfaction, the Bank would be entitled to accelerate the indebtedness owed by the Company.

     The Company believes that its existing funds, borrowings available under its revolving line of credit and funds expected to be generated from operations will be sufficient to meet its working capital needs for the next twelve months. There can be no assurance, however, that events in the future will not require the Company to seek additional capital sooner or, if  so  required,  that  it will be available on terms  acceptable  to  the
     Company. To the extent that cash generated from operations is not sufficient to meet the Company's projected capital expenditures or future working capital needs, the Company's business, financial condition and results of operations would be materially and adversely affected.

   Capital Resources

     During the three months ended September 30, 1996, the Company purchased approximately $1.2 million of property and equipment which was funded through cash generated from operations. Management expects the Company's level of future capital expenditures to remain at levels consistent with the Company's operational projections mitigated by the redeployment of selected capital equipment from the closed Costa Mesa PCB facility. Excluding the financial impact of any acquisition or establishment of new facilities, the Company expects to incur capital expenditures of approximately $1.3 million in the remaining nine months of fiscal year 1997.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Inflation

     The Company recognizes that inflationary pressures may have an adverse effect on its operations through increased production costs. The Company attempts to minimize the effect of inflation through productivity improvements as well as price increases that assist in maintaining reasonable profit margins. Although the Company believes that the impact of inflation on its operating results has been moderate in recent years, there can be no assurance that, in the future, it could not have a material adverse effect on the Company's business, financial condition and results of operations.

   Seasonality

     The Company believes that its net sales have not historically been subject to significant seasonal fluctuations.

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

   Fluctuations in Quarterly Operating Results

     The Company's quarterly operating results have varied and may continue to fluctuate significantly. At times in the past, the Company's net sales and net income have decreased from the prior quarter. Operating results are affected by a number of factors, including timing and volume of orders from and shipments to customers relative to the Company's manufacturing capacity, level of product and price competition, product mix, the number of working days in a particular quarter and general economic factors. In recent years, the Company's gross margins have varied primarily as a result of capacity utilization, product mix, start-up costs in its two new divisions, lead times, volume levels and complexity of customer orders. Although the Company has recently acquired facilities through the acquisition of the Citation Companies that could allow the Company to produce products at lower cost, there can be no assurance that the Company will be able to manage the utilization of manufacturing capacity or product mix in a manner that would improve gross margins or the Company's business, financial condition and results of operations. The timing and volume of order placed by the Company's OEM customers vary due to customer attempts to manage inventory, changes in the OEM's manufacturing strategy and

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     variation in demand for customer products. An interruption in manufacturing resulting from shortages of parts or equipment, fire, natural disaster, equipment failure or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

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

   Variability of Orders

     The Company does not obtain long term purchase commitments from its customers and a substantial portion of net sales in a given quarter depends on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. Customers may cancel orders and change or delay delivery schedules at any time. The timely replacement of canceled, delayed or reduced orders with new orders cannot be assured. Significant or numerous cancellations, reduction or delays in order by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company operates with virtually no backlog, net sales for any quarter are substantially dependent on orders booked in that quarter and net sales for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are relatively fixed and are based, in part, on expectations of future net sales. Consequently, if net sales levels are below expectations, the Company's business, financial condition and results of operations are likely to be adversely affected.

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

   Pending Acquisition by Continental Circuits Corp.

     On September 27, 1996, the Company signed a letter of intent with Continental Circuits Corp. whereby Continental will acquire all of the outstanding shares of the Company's common stock in exchange for shares of Continental's common stock (the "Merger"). The parties are currently working toward the execution of a definitive agreement and expect the Merger to be completed during early calendar year 1997, subject to shareholder approval. However, there can be no assurance that the parties will be able to agree on the terms of a definitive agreement or that the Merger will be consummated during early calendar year 1997, or at all. The failure to consummate the Merger could have a material adverse effect on the Company's business, financial condition or results of operations, and could adversely affect the market price of the Company's common stock. In addition, there can be no assurance that if the Merger is consummated, the Company and Continental will be able to successfully integrate the operations, products, or personnel of the two companies without a material adverse effect on the Company's or Continental's business, financial condition or results of operations, or the market price of Continental's common stock.

                         Part II:  Other Information

Item 1.  Legal Proceedings

     In connection with the acquisition of the Citation Companies on September 30, 1995, the Company assumed certain environmental contingent liabilities pertaining to operations prior to that date. As of the acquisition date, the Citation Companies had accrued $303,000 for the two known claims.

     The first contingent liability relates to allegations by the City of Stockton of violations of its City Code regarding discharge of waste water into the City's sewer system in excess of allowed limits during several months in 1992. As of September 30, 1996, no further action has taken place between the City of Stockton and the Company. The Company has
     established a reserve for this contingency and in the opinion of its management, any settlement would not likely result in a loss that would have a material adverse effect on the Company's business, financial condition and results of operations.

     The second contingent liability relates to the United States Environmental Protection Agency ("EPA") issuance of an administrative civil complaint regarding the timely submission of required federal forms under the Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA"). On April 15, 1996, the Company entered into a tentative "Consent Agreement and Consent Order" ("CACO") with the EPA pertaining to its complaint. In the CACO, the Company has certified that it has completed and submitted all required federal forms to the EPA under the EPCRA, and that it has complied with all other EPCRA requirements at all of its facilities. In addition, the Company will also purchase and test certain equipment to aid in its environmental regulatory requirements within twelve months of the effective date of the CACO. The minimum aggregate cost associated with the purchase, installation and testing of this equipment is $220,250 and if the actual aggregate cost is lower, the difference between the actual cost and such minimum threshold, will be remitted to the EPA. As of September 30, 1996, the Company had incurred approximately $146,000 of costs associated with the  minimum  threshold.  In relation to the testing of the equipment,  the
     Company is subject to additional filing requirements with the EPA pertaining to the functionality of the equipment. Further, the Company paid a civil penalty of $65,000 upon execution of and as required by the CACO in July 1996. Terms of the CACO constitute a full and final settlement of the complaint.

Item 6:   Exhibits and Reports on Form 8-K

     A.   Exhibits

          See Index to Exhibits at page 17 of this filing and is incorporated by reference herein.

     B.   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, County of Santa Clara, State of California, on the 12th day of November, 1996.

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

                         INDEX OF EXHIBITS

                                                                    Sequentially
Exhibit                                                             Numbered
Number  Description                                                 Page
 3.1    Restated Certificate of Incorporation of the Registrant.(1) --
 3.2    Bylaws of the Registrant.(1)                                --
 4.1    Reference is made to Exhibits 3.1 and 3.2                   --
 4.2    Registration  Agreement among the Registrant and certain
        other parties named therein, dated April 15, 1986.(1)       --
 4.3    Series C Registration Rights Agreement among the Registrant and certain other parties named therein, dated September 30,
        1993.(1)                                                    --
 4.5    Specimen stock certificate.(1)                              --
10.1    Form of Indemnity Agreement entered into between the
        Registrant and its directors and officers, with related
        schedule.(1)                                                --
10.2    Registrant's 1988 Stock Option Plan, as amended to date.(1) --
10.3    Form of Incentive Stock Option under the 1988 Stock Option
        Plan.(1)                                                    --
10.4    Form of Nonstatutory Stock Option under the 1988 Stock
        Option Plan.(1)                                             --
10.5    Form of Notice of Exercise under the 1988 Stock Option
        Plan.(1)                                                    --
10.6    Registrant's 1994 Non-Employee Directors' Stock Option Plan,
        as amended to date.(1)                                      --
10.7    Registrant's 1994 Employee Stock Purchase Plan, as amended
        to date.(1)                                                 --
10.9    Form of Stock Warrant granted to Cruttenden & Company.(1)   --
10.10   Note Secured by Deed of Trust granted to Plaza Bank of
        Commerce, dated March 29, 1990.(1)                          --
10.11   Promissory  Notes granted Comerica Bank-California, dated
        June 1, 1993 and November 12, 1993.(1)                      --
10.13   Master Lease between the Registrant and CIT Group/Equipment
        Financing, Inc., dated October 6, 1993, and Schedule  1
        thereto.(1)                                                 --
10.15   Lease Agreement between the Registrant and Anthony and
        Cydelle Drago, dated December 30, 1986, as amended to
        date.(1)                                                    --
10.17   Equipment Lease between the Registrant and Copelco Leasing
        Corporation, dated January 9, 1993.(1)                      --
10.19   Lease Agreement between the Registrant and Retail Control
        Systems, Inc., dated December 15, 1984, as amended to
        date.(1)                                                    --
10.21   Lease Agreement between the Registrant and The Kontrabecki
        Group, dated May 3, 1994, and attachments thereto.(1)       --
10.22   Lease Agreement between the Registrant and The Kontrabecki
        Group, dated June 9, 1995, and attachments thereto.(2)      --


                                                                    Sequentially
Exhibit                                                             Numbered
Number  Description                                                 Page
10.24   Lease Agreement Extension and Modification dated September
        30, 1995, between the Registrant and Anthony and Cydelle
        Drago to Lease Agreement dated December 30, 1986, as
        amended.(2)                                                 --
10.25   Consulting Agreement between the Registrant and Robert P.
        Cummins, dated July 1, 1995.(4)                             --
10.26   Change-in-Control Severance Agreement between the
        Registrant and B. Kevin Kelly, dated October 26, 1995.(4)   --
10.27   Change-in-Control Severance Agreement between the
        Registrant and Philip S. Bushnell, dated October 26,
        1995.(4)                                                    --
10.28   Revolving Credit Loan & Security Agreement between the
        Registrant and Comerica Bank-California, with exhibits,
        dated September 29, 1995.(4)                                --
10.29   Variable Rate Installment Notes granted to Comerica Bank-
        California, dated September 29, 1995.(4)                    --
10.30   Subordinated Promissory Note granted to Citation Circuits,
        Inc., dated September 30, 1995.(4)                          --
10.31   Convertible Subordinated Promissory Note granted to Citaton
        Circuits, Inc., dated September 30, 1995.(4)                --
10.32   Lease Agreement between Registrant and Dockside, dated
        June 23, 1989.(4)                                           --
10.33   Asset Purchase Agreement between the Registrant, Citation
        Circuits, Inc., Citation Enterprises, Inc., Citron Inc. and
        Carl Brockl, dated September 8, 1995.(3)                    --
11.1    Statements Regarding Calculation of Net Income (Loss) Per
        Share.                                                      19
27.1    Financial Data Schedule.                                    --

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

                                                                    EXHIBIT 11.1
                              SIGMA CIRCUITS, INC.
                        STATEMENTS REGARDING CALCULATION
                         OF NET INCOME (LOSS) PER SHARE
                    (in thousands, except per share amounts)

                                                    Three Months Ended
                                                    September 30,
                                                    1996         1995
Net Income (Loss)                                   $ (183)      $  566

Weighted Average Common Stock Outstanding            4,001        3,464

Common Stock Equivalents:

 Dilutive Effect of Stock Options                       --(1)       592

 Dilutive Effect of Underwriter's Warrant               --(1)        94

Number of Shares Used in Computing Per Share         4,001        4,150
 Information

Net Income (Loss) Per Share                         $ (.05)      $  .14

1) Excludes common stock equivalents of approximately 581,000 shares as they are anti-dilutive for computing net loss per share.