Form 10-Q
period 1996-12-31
SIGMA CIRCUITS INC
filed 1997-02-11
CIK 746549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 10-Q



(Mark One)

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended December 31, 1996

                                       or

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
(State or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization)             Identification Number)

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

                                Yes   X        No


The number of shares outstanding of the Registrant's common stock, $.001 par value, was 4,062,889 at February 6, 1997.

                              Sigma Circuits, Inc.

                                      INDEX
Description                                               Page Number

Cover Page                                                    1

Index                                                         2

Part I:  Financial Information

   Item 1:  Condensed Financial Statements

            Condensed Balance Sheets as of December 31,
              1996 and June 30, 1996                          3
            Condensed Statements of Operations for the
              Three and Six Month Periods Ended December
              31, 1996 and 1995                               4
            Condensed Statements of Cash Flows for the Six
               Month Period Ended December 31, 1996 and
               1995                                           5
            Notes to Condensed Financial Statements           6

   Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     9

Part II:  Other Information

   Item 1:  Legal Proceedings                                 16

   Item 6:  Exhibits and Reports on Form 8-K                  16

Signatures                                                    17



                         Part I:  Financial Information
Item 1:  Financial Statements

                           SIGMA CIRCUITS, INC.
                         CONDENSED BALANCE SHEETS
                               (Unaudited)

                                                         (in thousands)
                                                      December 31,  June 30,
                                                      1996          1996
                                  ASSETS
Current Assets:
Cash and Equivalents                                  $   495       $    --
Accounts Receivable (Net of Allowances of
   $700 and $598, Respectively)                        13,539        11,987
Income Taxes Receivable                                    --         1,393
Other Receivables                                         156            46
Inventories                                             3,589         4,753
Prepaid Expenses                                          434           268
Deferred Income Taxes                                   2,940         2,660
Total Current Assets                                   21,153        21,107

Property and Equipment, Net                            17,952        18,899

Goodwill (Net of Accumulated Amortization of
  $2,573 and $2,322, Respectively)                      6,364         6,615
Deposits and Other Assets                                 262           339
Total                                                 $45,731       $46,960

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Cash Overdraft                                        $    --       $   297
Current Portion of Long-Term Debt                       6,850         7,681
Accounts Payable                                        6,376         4,418
Accrued Liabilities                                     3,993         5,947
Total Current Liabilities                              17,219        18,343

Long-Term Debt                                         13,888        14,345

Deferred Income Taxes                                   1,349         1,354

Stockholders' Equity:
Preferred Stock, $0.001 Par Value:
Shares Authorized:  5,000
Shares Outstanding  None                                   --            --
Common Stock, $0.001 Par Value:
Shares Authorized:  20,000
Shares Outstanding:   4,063 and 3,998,
  Respectively                                         10,836        10,604
Deferred Stock Compensation                              (145)         (180)
Retained Earnings                                       2,584         2,494
Total Stockholders' Equity                             13,275        12,918
Total                                                 $45,731       $46,960

               See notes to condensed financial statements.

                        SIGMA CIRCUITS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                (in thousands, except per share data)
                               Three Months Ended      Six Months Ended
                               December 31,            December 31,
                               1996        1995        1996      1995
Net Sales                      $19,916     $26,711     $38,718     $42,787
Cost Of Sales                   16,380      20,829      32,864      33,342

Gross Profit                     3,536       5,882       5,854       9,445
Selling, General and
  Administrative Expenses        2,643       3,280       4,609       5,660
Amortization of Goodwill           126         157         251         207
Facility Closing Costs            (250)         --        (250)         --

Operating Income                 1,017       2,445       1,244       3,578
Interest Expense, Net              514         530       1,052         674

Income Before Income Taxes         503       1,915         192       2,904
Provision For Income Taxes         230         767         102       1,190

Net Income                     $   273     $ 1,148     $    90     $ 1,714

Net Income Per Share           $   .06     $   .24     $   .02     $   .38

Number of Shares Used in
  Computing Per Share
  Information                    4,509       4,766       4,544       4,458

                See notes to condensed financial statements.

                          SIGMA CIRCUITS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                      (in thousands)
                                                      Six Months Ended
                                                      December 31,
                                                      1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $   90      $  1,714
  Reconciliation to Cash Provided by (Used for)
   Operating Activities:
    Depreciation and Amortization of Property and
     Equipment                                          2,218        1,839
    Amortization of Goodwill                              251          207
    Amortization of Deferred Stock Compensation            35           54
    Amortization of Non-Compete Agreement                  75           --
    (Gain)/Loss on Disposal of Assets                    (168)         282
    Deferred Income Taxes                                (285)        (573)
    Facility Closing Costs                               (250)          --
    Changes in Assets and Liabilities:
      Accounts Receivable                              (1,552)      (1,568)
      Other Receivables                                  (110)         278
      Inventories                                       1,164         (947)
      Prepaid Expenses                                   (166)        (143)
      Accounts Payable                                  1,958        2,089
      Accrued Liabilities                              (1,377)         259
      Income Taxes Receivable/Payable                   1,393         (337)
        Cash Provided by Operating Activities           3,276        3,154

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Property and Equipment                  (1,731)      (3,002)
  Proceeds from Sales of  Property and Equipment          301           14
  Deposits and Other Assets                                 2          (51)
  Purchase of Citation Companies, Net of Cash
   Acquired                                                --       (9,092)
        Cash Used for Investing Activities             (1,428)     (12,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of Credit, Net                                     868          298
  Proceeds from Long-Term Borrowings                       --       10,926
  Repayment of Long-Term Borrowings                    (2,156)      (1,031)
  Common Stock Transactions                               232          105
  Cash Overdraft                                         (297)          --
        Cash Provided by (Used for) Financing
         Activities                                    (1,353)      10,298

INCREASE IN CASH AND EQUIVALENTS                          495        1,321
CASH AND EQUIVALENTS:
  Beginning of Period                                      --          106
  End of Period                                       $   495     $  1,427

              See notes to condensed financial statements.

                          SIGMA CIRCUITS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                         (in thousands)
                                                         Six Months Ended
                                                         December 31,
                                                         1996        1995
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Equipment Acquired Under Capital Lease
   Obligations                                                       $   542
PURCHASE OF THE CITATION COMPANIES:
  Cash Paid, Net of Cash Acquired                                    $ 9,092
  Stock Issued to Seller                                               2,500
  Debt Issued to Seller                                                4,092
  Liabilities Assumed                                                  5,278
    Assets Acquired (including Goodwill of $6,433)                   $20,962

              See notes to condensed financial statements.

                              SIGMA CIRCUITS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS

  Basis of Presentation

     While  the  quarterly financial information contained  in  this  filing  is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the interim balance sheets. The results for interim periods are not necessarily indicative of the results of the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's fiscal year 1996 Annual Report on Form 10 -K.

  Per Share Information

     Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options and warrants (using the treasury stock method) and are excluded in loss periods as they are anti-dilutive.

  Inventories

     Inventories consist of (in thousands):

                        December 31,     June 30,
                        1996             1996
   Raw Materials        $1,692           $2,641
   Work in Process       1,666            1,880
   Finished Goods          231              232

     Inventories        $3,589           $4,753

  Long-Term Debt and Capital Lease Obligations

     As of June 30, 1996, the Company was in non-compliance with the profitability and working capital convenants of its revolving line of credit agreement with Comerica Bank (the "Bank"). The Company obtained a waiver with respect to such convenants from the Bank as of that date, and an amendment of its working capital limits for the remaining term of the agreement. As of December 31, 1996, the Company was in non-compliance with the total liabilities to tangible effective net worth ratio covenant of its revolving line of credit agreement with the Bank. The Company obtained a waiver with respect to such covenants from the Bank as of that date. The Company believes it will remain in compliance with the agreement's terms during the remainder of fiscal year 1997; however, in the event that a covenant is violated and not cured to the Bank's satisfaction, the Bank would be entitled to accelerate the indebtedness owed by the Company.

     Cash paid for interest was approximately $835,000 and $694,000 for the six months ended December 31, 1996 and 1995, respectively.

  Provision for Income Taxes

     The Company incurred a combined federal and state effective income tax rate of 45.7% and 53.1% for the three and six month periods ended December 31, 1996, respectively, compared to an effective income tax rate of 40.1% and 41.0%, respectively, for the same periods of fiscal year 1996.

     Cash received from income taxes, net of payments, was approximately $1,006,000 for the six months ended December 31, 1996. Cash paid for income taxes was approximately $2,076,000 for the six months ended December 31, 1995.

  Business Developments

     On September 27, 1996, the Company signed a Letter of Intent whereby Continental Circuits Corp. would acquire all of the outstanding shares of the Company's common stock in exchange for Continental Circuits' stock. On December 19, 1996, the Company announced that its letter of intent to merge with Continental Circuits Corp. had expired and the two companies had mutually agreed to discontinue merger discussions.

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

  Overview

     Beginning in fiscal year 1994, the Company adopted a strategy to service more of the electronic interconnect needs of its strategic customers by broadening its product offerings and increasing its capacity. The Company believed that its reputation as a high quality, reliable quick-turn supplier of PCBs would generate demand among its customers for additional product offerings. The Company also believed that the customer relationships established by providing quick-turn services during the prototype stage of the product life cycle would give it an advantage in securing the larger volume pre-production and production orders of such products. Assisted by the proceeds of a private equity financing and its initial public offering, the Company established its Systems Integration and Flexible Circuits divisions during the latter part of fiscal year 1994 in order to broaden its product offerings. The Company completed the acquisition of Stockton, California-based Citation Circuits, Inc. and its related companies (the "Citation Acquisition") during the first quarter of fiscal year 1996 in order to obtain the manufacturing capacity required to service its customers' higher volume production jobs in a lower cost operating environment.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                 Three Months     Six Months
                                 Ended            Ended
                                 December 31,     December 31,
                                 1996    1995     1996      1995
     Net Sales                   100.0%  100.0%   100.0%    100.0%
     Cost of Sales                82.2    78.0     84.9      77.9
     Gross Margin                 17.8    22.0     15.1      22.1
     Selling, General and
      Administrative Expenses     13.8    12.3     11.9      13.2
     Amortization of Goodwill      0.6     0.5      0.6       0.5
     Facility Closing Costs       (1.2)     --     (0.6)       --
     Operating Income              5.1     9.2      3.2       8.4
     Interest Expense, Net         2.6     2.0      2.7       1.6
     Income Before Income Taxes    2.5     7.2      0.5       6.8
     Provision for Income Taxes    1.1     2.9      0.3       2.8
     Net Income                    1.4%    4.3%     0.2%      4.0%

   Net Sales

     Net sales for the quarter ended December 31, 1996 were approximately $19.9 million, a decrease of $6.8 million or 25.4% from the same quarter in the prior fiscal year. The decrease is primarily attributable to a slowdown in demand in the PCB business in calendar year 1996 after a particularly strong quarter ended December 31, 1995.

     Net sales for the six months ended December 31, 1996 were approximately $38.7 million, a decrease of $4.1 million or 9.5% from the same period in the prior fiscal year. The decrease is primarily attributable to a slow down in demand in the PCB business and, to some extent, divisional consolidations. The decrease in net sales from the closure of the Costa Mesa PCB division and the Stockton backplane division was partially offset by an overall increase in net sales from the Systems Integration and Flexible Circuits divisions.

   Gross Profit

     Gross profit for the quarter ended December 31, 1996 was approximately $3.5 million, a decrease of $2.3 million or 39.9% from the same quarter in the prior fiscal year. Gross margins for the quarter ended December 31, 1996 and 1995 were 17.8% and 22.0%, respectively. Gross margins, as a percentage of net sales, in the PCB divisions improved to 22.7% in the second quarter of fiscal year 1997 as compared to 17.2% for the first quarter of fiscal year 1997, but were still below the 23.8% achieved on record PCB sales during the comparable quarter of the prior fiscal year. Gross profits and margins for the second quarter of fiscal year 1997 were also negatively impacted by net sales in the Systems Integration division.

     Gross profit for the six months ended December 31, 1996 was approximately $5.9 million, a decrease of $3.6 million or 38.0% from the same quarter in the prior fiscal year. Gross margins for the six months ended December 31, 1996 and 1995 were 15.1% and 22.1%, respectively. Gross margin for the six month period ended December 31, 1996 was adversely affected by the residual effects of the consolidation in the first quarter of fiscal year 1997, the general decline in the PCB divisions, and the write-off of obsolete inventory at the Systems Integration division.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the quarter ended December 31, 1996 were approximately $2.6 million, a decrease of $637,000 or 19.4% from the same quarter in the prior fiscal year. The overall decrease is primarily attributable to ongoing cost reduction efforts of the Company. Selling, general and administrative expenses increased from 12.3% to 13.3%, as a percentage of net sales, as the overall reduction in applicable expenses was not offset by the reduction in net sales.

     Selling, general and administrative expenses for the six months ended December 31, 1996 were approximately $4.6 million, a decrease of $1.1 million or 18.6% from the same period in the prior fiscal year. Selling, general and administrative expenses decreased from 13.2% to 11.9%, as a percentage of net sales, as a result of the overall reduction in applicable expenses.

  Facility Closing Costs

     Facility closing costs for the quarter and six months ended December 31, 1996 were approximately $250,000 and are attributable to a reduction of the associated reserve recorded in the fourth quarter of fiscal year 1996 pertaining to the closure of the Company's Costa Mesa PCB division.

   Interest Expense, Net

     Net interest expense for the quarter ended December 31, 1996 was approximately $514,000, a decrease of $16,000 or 3.0% from the same quarter in the prior fiscal year. The overall decrease is primarily attributable to repayment of the Company's various debt and capital lease obligations.

     Net interest expense for the six months ended December 31, 1996 was approximately $1.1 million, an increase of $378,000 or 56.1% from the same period in the prior fiscal year. The overall increase is attributable to the debt incurred in connection with the Citation Acquisition completed at the end of the first quarter of fiscal year 1996. Approximately $10.7 million of debt, incurred in connection with the Citation Acquisition, bears interest at rates ranging from 9.3% to 12.0%.

   Provision for Income Taxes

     The Company's effective income tax rate was 45.7% and 40.1% for the quarters ended December 31, 1996 and 1995, respectively. The Company's effective income tax rate was 53.1% and 41.0% for the six months ended December 31, 1996 and 1995, respectively. These rates differ from statutory rates primarily due to state taxes, net of federal benefit, amortization of goodwill and deferred stock compensation, as well as other amounts which are not deductible in determining taxable income or loss. Additionally, the amount of pre-tax income or loss can have a material effect on the Company's effective income tax rate.

  Financial Condition

     The Company has historically financed its operations primarily through bank borrowings, issuances of debt and equity securities and cash generated from operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Liquidity

     The Company generated cash from operating activities of approximately $3.3 million and $3.2 million in the six months ended December 31, 1996 and 1995, respectively. Cash generated in the six months ended December 31, 1996 was primarily attributable to net income of $2.7 million adjusted for non-cash depreciation and amortization charges of approximately $2.6 million, as well as other working capital changes. Cash generated in the six months ended December 31, 1995 was primarily attributable to net income of approximately $3.8 million adjusted for non-cash depreciation and amortization charges of approximately $2.1 million, as well as other working capital changes. During the six months ended Decmber 31, 1996, the Company has paid approximately $522,000, $234,000, $188,000, and $59,000 for severance and termination benefits, operating leases, environmental clean up and remediation, and other payments, respectively, in connection with the closure of the Costa Mesa PCB division.

     The Company used cash in investing activities of approximately $1.4 million and $12.2 million in the six months ended December 31, 1996 and 1995, respectively. Cash used in the six months ended December 31, 1996 was primarily attributable to to approximately $1.7 million used for the purchase of property and equipment. Cash used in the six months ended December 31, 1995 was primarily attributable to approximately $9.1 million in expenditures in connection with the Citation Acquisition and approximately $3.0 million used for the purchase of property and equipment.

     The Company used cash for and generated cash from financing activities of approximately $1.4 million and $10.3 million in the six months ended December 31, 1996 and 1995, respectively. Cash used in the six months ended December 31, 1996 was primarily attributable to approximately $1.3 million in repayments of debt and capital lease obligations, net of borrowings under the long-term revolving line of credit. Cash generated in the six months ended December 31, 1995 was primarily attributable to $10.9 million in long-term borrowings of which $10.0 million was used to finance the Citation Acquisition.

     As of December 31, 1996 the Company had total debt outstanding of approximately $20.7 million, consisting primarily of $6.6 million outstanding under the Company's long-term revolving line of credit, $10.7 million of debt issued in connection with the Citation Acquisition and $3.4 million of real estate and other equipment obligations. The Company has an $8.0 million long-term revolving line of credit with Comerica Bank ( the "Bank"). The Company's credit agreement limits borrowings under the line of credit to the maximum of $8.0 million or 75% of the Company's eligible trade accounts receivable as contractually defined. On October 14, 1996, the current line of credit was amended to expire on October 2, 1998 and bears interest at the Bank's base rate plus 0.25%.. Additionally, the Company was granted a temporary increase in the amount of $1.2 million, thus making $9.2 million the total maximum line of credit. The additional borrowings are limited to the maximum of $1.2 million or 29% of the Company's combined raw materials and finished goods valued at the lower of cost or market. This temporary increase expires on April 2, 1997, at which time the maximum borrowing amount returns to $8.0 million. In connection with the Citation Acquisition, the Company borrowed $8.5 million and $1.5 million from the Bank under two variable rate installment notes, which have terms of five and two years, respectively, and bear interest at the Bank's base rate plus 1.0%. Under both notes, principal and interest payments are due monthly. Additionally, in connection with the Citation Acquisition, the Company issued two 12.0% subordinated notes to the seller of the Citation Companies in the amounts of approximately $2.6 million and $1.5 million. These notes and accrued interest are payable in June 1997. As of June 30, 1996, the Company was in non-compliance with the profitability and working capital convenants of its revolving line of credit agreement with the Bank. The Company obtained a waiver with respect to such convenants from the Bank as of that date, and an amendment of its working capital limits for the

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     remaining term of the agreement. As of December 31, 1996, the Company was in non-compliance with the total liabilities to tangible effective net worth ratio covenant of its revolving line of credit agreement with the Bank. The Company obtained a waiver with respect to such covenants from the Bank as of that date. The Company believes it will remain in compliance with the agreements terms during the remainder of fiscal year 1997;however, in the event that a covenant is violated and not cured to the Bank's satisfaction, the Bank would be entitled to accelerate the indebtedness owed by the Company.

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

   Capital Resources

     During the six months ended December 31, 1996, the Company purchased approximately $1.7 million of property and equipment which was funded through cash generated from operations. Management expects the Company's level of future capital expenditures to remain at levels consistent with the Company's operational projections mitigated by the redeployment of selected capital equipment from the closed Costa Mesa PCB division. Excluding the financial impact of any acquisition or establishment of new facilities, the Company expects to incur capital expenditures of approximately $1.5 million in the remaining six months of fiscal year 1997.

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

  Factors That May Affect Future Results

   Dependence on Electronics Industry

     The Company's  principal  customers  are original  equipment  manufacturers
     (OEM) and contract manufacturers in the data communications, telecommunications, computer and computer peripherals, industrial and medical industries. These industry segments, and the electronics industry as a whole, are characterized by intense competition, relatively short product-life cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance or modifications of products containing components

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     manufactured by the Company could adversely affect the Company's business, financial condition and results of operations. In addition, the electronics industry has in the past experienced, and is likely in the future to experience, recessionary periods. A recession or any other event leading to excess capacity in the electronics industry would likely result in intensified price competition and a decrease in unit volume, both of which would have a material adverse effect on the Company's business, financial condition and results of operations.

   Fluctuations in Quarterly Operating Results

     The Company's quarterly operating results have varied and may continue to fluctuate significantly. At times in the past, the Company's net sales and net income have decreased from the prior quarter. Operating results are affected by a number of factors, including timing and volume of orders from and shipments to customers relative to the Company's manufacturing capacity, level of product and price competition, product mix, the number of working days in a particular quarter and general economic factors. In recent years, the Company's gross margins have varied primarily as a result of capacity utilization, product mix, start-up costs in its two new divisions, lead times, volume levels and complexity of customer orders. There can be no assurance that the Company will be able to manage the utilization of manufacturing capacity or product mix in a manner that would maintain or improve gross margins or the Company's business, financial condition and results of operations. The timing and volume of orders placed by the Company's OEM customers vary due to customer attempts to manage inventory, changes in the OEM's manufacturing strategy and variation in demand for customer products. An interruption in manufacturing resulting from shortages of parts or equipment, fire, natural disaster, equipment failure or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

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

   Variability of Orders

     The Company does not obtain long term purchase commitments from its customers and a substantial portion of net sales in a given quarter depends on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. Customers may cancel orders and change or delay delivery schedules at any time. The timely replacement of canceled, delayed or reduced orders with new orders cannot be assured. Significant or numerous cancellations, reduction or delays in order by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company operates with virtually no backlog, net sales for any quarter are substantially dependent on orders booked in that quarter and net

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     sales for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are relatively fixed and are based, in part, on expectations of future net sales. Consequently, if net sales levels are below expectations, the Company's business, financial condition and results of operations are likely to be adversely affected.

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

     The Company believes that when it competes in the standard lead-time volume production of its PCB, backplane and flexible circuits products, it will encounter greater price sensitivity from potential customers. From time to time the Company operates in the lower technology, higher volume segments of the PCB market, where the company may be at a competitive disadvantage when competing with manufacturers with lower cost structures, particularly those with offshore facilities where labor and other costs are generally lower. During periods of recession or economic slowdown in the electronics industry, the Company's competitive advantages in the areas of quick-turn manufacturing and responsive customer service may be of reduced importance to the Company's customers, who may become more price sensitive. Although capital barriers to entry are relatively high for manufacturing technologically complex electronic interconnect products, the basic interconnect technology is generally not protected by patents or copyrights , and companies with significant resources or international operations may enter the market. Consolidation of smaller competitors may also result in increased competition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

   Management of Growth

     The Company has in the past experienced periods of rapid growth that have placed a significant strain on the Company's management, operational and financial resources. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its management, operational, and financial information systems, as well as to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations. Competition for personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

                           Part II:  Other Information

Item 1.  Legal Proceedings

     In connection with the Citation Acquisition on September 30, 1995, the Company assumed certain environmental contingent liabilities pertaining to operations prior to that date. As of the acquisition date, Citation had accrued $303,000 for the two known claims.

     The first contingent liability relates to allegations by the City of Stockton of violations of its City Code regarding discharge of waste water into the City's sewer system in excess of allowed limits during several months in 1992. As of December 31, 1996, no further action has taken place between the City of Stockton and the Company. The Company has established a reserve for this contingency and in the opinion of its management, any settlement would not likely result in a loss that would have a material adverse effect on the Company's business, financial condition and results of operations.

     The second contingent liability relates to the United States Environmental Protection Agency ("EPA") issuance of an administrative civil complaint regarding the timely submission of required federal forms under the Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA"). On April 15, 1996, the Company entered into a tentative "Consent Agreement and Consent Order" ("CACO") with the EPA pertaining to its complaint. In the CACO, the Company has certified that it has completed and submitted all required federal forms to the EPA under the EPCRA, and that it has complied with all other EPCRA requirements at all of its facilities. In addition, the Company will also purchase and test certain equipment to aid in its environmental regulatory requirements within twelve months of the effective date of the CACO. The minimum aggregate cost associated with the purchase, installation and testing of this equipment is $220,250 and if the actual aggregate cost is lower, the difference between the actual cost and such minimum threshold, will be remitted to the EPA. As of December 31, 1996, the Company had incurred approximately $146,000 of costs associated with the  minimum  threshold.  In relation to the testing of the equipment,  the
     Company is subject to additional filing requirements with the EPA pertaining to the functionality of the equipment. Further, the Company paid a civil penalty of $65,000 upon execution of and as required by the CACO in July 1996. Terms of the CACO constitute a full and final settlement of the complaint.

Item 6:   Exhibits and Reports on Form 8-K

     A.   Exhibits

          See Index to Exhibits at page 18 of this filing and is incorporated by reference herein.

     B.   Reports on Form 8-K

          One report on Form 8-K was filed during the quarter ended December 31, 1996.

          One report on Form 8-K was filed, pursuant to Item 5 of that Form on September 30, 1996 reporting on the pending acquisition of Continental Circuits Corp. No financial statements were filed as part of that report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, County of Santa Clara, State of California, on the 11th day of February, 1997.

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


Exhibit
Number   Description
10.24    Lease Agreement Extension and Modification dated September 30,
          1995, between  the Registrant and Anthony and Cydelle Drago to  Lease Agreement dated December 30, 1986, as amended.(2)
10.25    Consulting Agreement between the  Registrant  and  Robert  P.
          Cummins, dated July 1, 1995.(4)
10.26    Change-in-Control  Severance Agreement between  the  Registrant and B. Kevin Kelly, dated October 26, 1995.(4)
10.27    Change-in-Control  Severance Agreement between  the  Registrant and Philip S. Bushnell, dated October 26, 1995.(4)
10.28    Revolving   Credit  Loan  &  Security  Agreement  between   the
          Registrant and Comerica Bank-California, with exhibits,  dated
          September 29, 1995.(4)
10.29    Variable  Rate  Installment  Notes granted  to  Comerica  Bank-
          California, dated September 29, 1995.(4)
10.30    Subordinated  Promissory  Note granted  to  Citation  Circuits,
          Inc., dated September 30, 1995.(4)
10.31    Convertible  Subordinated Promissory Note granted  to  Citation
          Circuits, Inc., dated September 30, 1995.(4)
10.32    Lease Agreement  between  Registrant and  Dockside,  dated  June  23,
          1989.(4)
10.33    Asset Purchase  Agreement between the Registrant, Citation  Circuits,
          Inc.,  Citation Enterprises, Inc., Citron Inc. and Carl Brockl,
          dated September 8, 1995.(3)
11.1     Statements Regarding Calculation of Net Income Per Share.

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

                                                                  EXHIBIT 11.1
                              SIGMA CIRCUITS, INC.
                        STATEMENTS REGARDING CALCULATION
                             OF NET INCOME PER SHARE
                    (in thousands, except per share amounts)

                                    Three Months Ended    Six Months Ended
                                    December 31,          December 31,
                                    1996     1995         1996     1995
Net Income                           $  273  $1,148       $   90   $1,714

Weighted Average Common Stock
 Outstanding                          4,014   3,884        4,007    3,674

Common Stock Equivalents:
 Dilutive Effect of Stock Options       396     748          436      670

Dilutive Effect of Underwriter's
 Warrant                                 96     134          101      114

Number Of Shares Used in Computing
 Per Share Information                4,506   4,766        4,544    4,458

Net Income Per Share                 $  .06  $  .24       $  .02   $  .38