Form 10-Q
period 1997-03-31
SIGMA CIRCUITS INC
filed 1997-05-13
CIK 746549

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             _____________

                               FORM 10-Q

(Mark One)

       Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

             For the quarterly period ended March 31, 1997

                                  or

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

                           Yes  X         No

The number of shares outstanding of the Registrant's common stock, $.001 par value, was 4,086,959 at May 8, 1997.

                         Sigma Circuits, Inc.

                                 INDEX

Description                                                 Page Number

Cover Page                                                	 1

Index                                                      	2

Part I:  Financial Information

  Item 1:  Condensed Financial Statements

           Condensed Balance Sheets as of
               March 31, 1997 and June 30, 1996             3
           Condensed Statements of
               Operations for the Three and
               Nine Month Periods Ended March
               31, 1997 and 1996                            4
            Condensed Statements of Cash
               Flows for the Nine Month
               Period Ended March 31, 1997
               and 1996                                     5
            Notes to Condensed Financial
               Statements                                   7

  Item 2:   Management's Discussion and
               Analysis of Financial
               Condition and Results of
               Operations                                   9

Part II:    Other Information

  Item 1:   Legal Proceedings                               18

  Item 4    Submission of Matters to a
               Vote of Security Holders                     19

  Item 6:   Exhibits and Reports on Form 8-K                19

Signatures                                                  20


                    Part I:  Financial Information

Item 1:  Condensed Financial Statements

                          SIGMA CIRCUITS, INC.
                        CONDENSED BALANCE SHEETS
                              (Unaudited)
                                                    (in thousands)
                                                    March 31,    June 30,
                                                    1997         1996
                                 ASSETS
Current Assets:
Cash and Equivalents                                $   569       $    --
Accounts Receivable (Net of Allowances of
   $700 and $598, Respectively)                      11,417        11,987
Income Taxes Receivable                                 382         1,393
Other Receivables                                        73            46
Inventories                                           2,786         4,753
Prepaid Expenses                                        414           268
Deferred Income Taxes                                 3,228         2,660
Total Current Assets                                 18,869        21,107

Property and Equipment, Net                          16,877        18,899

Goodwill (Net of Accumulated Amortization of
  $2,698 and $2,322, Respectively)                    6,239         6,615
Deposits and Other Assets                               207           339
Total                                               $42,192       $46,960

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Cash Overdraft                                      $    --       $   297
Current Portion of Long-Term Debt                     6,429         7,681
Accounts Payable                                      5,072         4,418
Accrued Liabilities                                   4,050         5,947
Total Current Liabilities                            15,551        18,343

Long-Term Debt                                       13,576        14,345

Deferred Income Taxes                                 1,405         1,354

Stockholders' Equity:
Preferred Stock, $0.001 Par Value:
Shares Authorized:  5,000
Shares Outstanding: None                                 --            --
Common Stock, $0.001 Par Value:
Shares Authorized:       20,000
Shares Outstanding: 4,086 and 3,998, Respectively    10,939        10,604
Deferred Stock Compensation                            (128)         (180)
Retained Earnings                                       849         2,494
Total Stockholders' Equity                           11,660        12,918
Total                                               $42,192       $46,960

              See notes to condensed financial statements.

                        SIGMA CIRCUITS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)

                              (in thousands, except per share data)
                              Three Months Ended     Nine Months Ended
                              March 31,              March 31,
                              1997      1996         1997      1996
Net Sales                     $20,425   $24,330      $59,143   $67,117
Cost Of Sales                  17,911    19,394       50,775    52,736

Gross Profit                    2,514     4,936        8,368    14,381
Selling, General and
 Administrative Expenses        4,186     2,616        8,795     8,275
Amortization of Goodwill          125       157          376       364
Facility Closing Costs             --        --         (250)       --

Operating Income (Loss)        (1,797)    2,163         (553)    5,742
Interest Expense, Net             479       497        1,531     1,171

Income (Loss) Before Income
 Taxes                         (2,276)    1,666       (2,084)    4,571
Provision (Benefit) For
Income Taxes                     (541)      546         (439)    1,736

Net Income (Loss)             $(1,735)  $ 1,120      $(1,645)  $ 2,835


Net Income (Loss) Per Share   $  (.43)  $   .23      $  (.41)  $   .62

Number of Shares Used in
Computing Per Share
Information                     4,074     4,845        4,030     4,587


   See notes to condensed financial statements.

                          SIGMA CIRCUITS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                   (in thousands)
                                                   Nine Months Ended
                                                   March 31,
                                                   1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                  $(1,645)      $  2,835
Reconciliation to Cash Provided by Operating
 Activities:
  Depreciation and Amortization of Property and
   Equipment                                         3,551          3,146
  Amortization of Goodwill                             376            364
  Amortization of Deferred Stock Compensation           52             81
  Amortization of Non-Compete Agreement                113             --
  (Gain) Loss on Disposal of Assets                   (108)           217
  Deferred Income Taxes                              (517)         (1,072)
  Facility Closing Costs                             (250)             --
  Changes in Assets and Liabilities:
    Accounts Receivable                               570             128
    Other Receivables                                 (27)            349
    Inventories                                     1,967          (1,536)
    Prepaid Expenses                                 (146)           (154)
    Accounts Payable                                  654           1,443
    Accrued Liabilities                            (1,186)           (467)
    Income Taxes Payable/Receivable                 1,011            (552)
      Cash Provided by Operating Activities         4,415           4,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment                (2,202)         (4,426)
Proceeds from Sales of  Property and Equipment        320              42
Deposits and Other Assets                              19            (144)
Purchase of Citation Companies, Net of Cash
 Acquired                                              --          (9,092)
      Cash Used for Investing Activities           (1,863)        (13,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of Credit, Net                                 1,016           1,098
Proceeds from Long-Term Borrowings                     --          11,066
Repayment of Long-Term Borrowings                  (3,037)         (1,996)
Proceeds from Issuance of Common Stock                335             131
Cash Overdraft                                       (297)             --
      Cash Provided by (Used For) Financing
       Activities                                  (1,983)         10,299

INCREASE IN CASH AND EQUIVALENTS:                     569           1,461

CASH AND EQUIVALENTS:
Beginning of Period                                    --             106
End of Period                                     $   569        $  1,567

              See notes to condensed financial statements.

                          SIGMA CIRCUITS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                     (in thousands)
                                                     Nine Months Ended
                                                     March 31,
                                                     1997         1996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest                               $ 1,194      $   835

Cash (Received) Paid for Income Taxes                $(1,005)     $ 3,046

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
Tax Benefit from Employee Stock Transactions         $    71      $    --

Equipment Acquired Under Capital Lease
 Obligations                                         $    --      $   459

PURCHASE OF THE CITATION COMPANIES:
Cash Paid, Net of Cash Acquired                                   $ 9,092
Stock Issued to Seller                                              2,500
Debt Issued to Seller                                               4,092
Liabilities Assumed                                                 5,278
Assets Acquired (including Goodwill of $6,133)                    $20,962

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

  Inventories

     Inventories consist of (in thousands):

                              March 31,      June 30,
                              1997           1996
   Raw Materials              $1,051         $2,641
   Work in Process             1,394          1,880
   Finished Goods                341            232

     Inventories              $2,786         $4,753

  Long-Term Debt and Capital Lease Obligations

     As of June 30, 1996, the Company was in non-compliance with the profitability and working capital convenants of its revolving line of credit agreement with Comerica Bank (the "Bank"). The Company obtained a waiver with respect to such convenants from the Bank as of that date, and an amendment of its working capital limits for the remaining term of the agreement. As of December 31, 1996, the Company was in non-compliance with the total liabilities to tangible effective net worth ratio covenant of its revolving line of credit agreement with the Bank. The Company obtained a waiver with respect to such covenants from the Bank as of that date. As of March 31 and April 30, 1997, the Company was in non-compliance with the tangible effective net worth and liabilities to tangible effective net worth ratios and the profitability covenants of its revolving line of credit with the Bank. The Company obtained a waiver with respect to such covenants from the Bank as of each date. The Company believes it will remain in compliance with the agreement's terms during the remainder of fiscal year 1997; however, in the event that a covenant is violated and not cured to the Bank's satisfaction, the Bank would be entitled to accelerate the indebtedness owed by the Company.

     The provisions of the subordinated notes between the Company and the seller of the Citation Companies required payment of accrued interest through September 30, 1996 as of that date. The Company elected to defer any payment of interest as of that date. Any unpaid interest is due in June 1997 along with the related subordinated notes.

  Provision (Benefit) for Income Taxes

     The Company incurred a combined federal and state effective benefit tax rate of 23.8% and 21.1% for the three and nine month periods ended March 31, 1997, respectively, compared to an effective income tax rate of 32.8% and 38.0%, respectively, for the same periods of fiscal year 1996.

  Business Developments

     On September 27, 1996, the Company signed a Letter of Intent whereby Continental Circuits Corp. would acquire all of the outstanding shares of the Company's common stock in exchange for Continental Circuits' common stock. On December 19, 1996, the Company announced that its letter of intent to merge with Continental Circuits Corp. had expired and the two companies had mutually agreed to discontinue merger discussions.

  Recently Issued Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128,
     "Earnings Per Share". The Company is required to adopt this standard in the second quarter of fiscal year 1998 and will restate at that time earnings per share ("EPS") data for prior periods to conform with the standard. Earlier application is not permitted.

     This new standard replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average amount of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As with current EPS reporting requirements, the standard requires common equivalent shares to be excluded in loss periods as they are anti-dilutive.

     If SFAS No. 128 had been in effect during the prior fiscal year, basic EPS would have been $.29 and $.76 for the three and nine month periods ended March 31, 1996, respectively. Basic EPS for the three and nine month periods ended March 31, 1997 and diluted EPS for all periods presented under SFAS No. 128 would not have been significantly different than the EPS currently reported for the periods.

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

     During  the first half of fiscal year 1996, net sales  and  gross profit increased significantly as a result of the additional capacity obtained in the Citation Acquisition and the products offered by its two new divisions. During the second half of fiscal year 1996, the electronic interconnect industry experienced a softening period which adversely impacted the Company, along with many of its competitors, as evidenced by a decline in the demand for its products and services. As a result, the Company announced the closure of its Costa Mesa PCB division and the redeployment of certain assets and personnel into its existing Northern California PCB operations and recorded a one-time charge of approximately $3.8 million for facility closing costs during the fourth quarter of fiscal year 1996. During the quarter ended March 31, 1997, the Company filed a lawsuit against one of its customers. The suit asserts a breach of contract by the customer relating to custom-made assembled circuit boards and other services provided by the Company under purchase orders received by the Company from the customer. As the extent of recovery is unknown at this time, the Company wrote off the customer's receivable amount, as well as excess and obsolete inventory relating to the manufacture of this customer's product. Additionally, the Company accrued other costs associated with the suit. During the quarter ended March 31, 1997, the Company recorded a charge of approximately $1,500,000 to its operations related to this lawsuit.

     The Company's operating results have been and are expected to continue to be affected by a number of factors, including the timing and volume of orders from, and shipments to, customers relative to the Company's manufacturing capacity, level of product and price competition, product mix, the number of working days in a particular quarter, economic conditions in the electronic interconnect industry and general economic factors. The lead times, volume levels and complexity of customer orders have also affected overall gross margin.

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

                                 Three Months     Nine Months
                                 Ended            Ended
                                 March 31,        March 31,
                                 1997    1996     1997    1996
     Net Sales                   100.0%  100.0%   100.0%  100.0%
     Cost of Sales                87.7    79.7     85.8    78.6
     Gross Margin                 12.3    20.3     14.2    21.4
     Selling, General and         20.5    10.7     14.9    12.3
     Administrative Expenses
     Amortization of Goodwill      0.6     0.7      0.6     0.5
     Facility Closing Costs         --      --     (0.4)     --
     Operating Income (Loss)      (8.8)    8.9     (0.9)    8.6
     Interest Expense, Net         2.3     2.0      2.6     1.8
     Income (Loss) Before        (11.1)    6.9     (3.5)    6.8
      Income Taxes
     Provision (Benefit) for      (2.6)    2.3     (0.7)    2.6
      Income Taxes
     Net Income (Loss)            (8.5)%   4.6%    (2.8)%   4.2%

   Net Sales

     Net sales for the quarter ended March 31, 1997 were approximately $20.4 million, a decrease of $3.9 million or 16.1% from the same quarter in the prior fiscal year. The decrease was primarily attributable to a slowdown in the PCB industry in calendar year 1996 and the Company's subsequent consolidation of its PCB operations in June 1996. Although the Company has experienced recent quarter to quarter net sales growth, it has still not achieved pre-consolidation net sales levels through the current quarter.

     Net sales for the nine months ended March 31, 1997 were approximately $59.1 million, a decrease of $8.0 million or 11.9% from the same period in the prior fiscal year. The decrease is primarily attributable to the aforementioned slowdown in the PCB industry.

   Gross Profit

    Gross   profit   for  the  quarter  ended  March  31,   1997   was
     approximately $2.5 million, a decrease of $2.4 million or 49.1% from the same quarter in the prior fiscal year. Gross margin for the quarter ended March 31, 1997 and 1996 were 12.3% and 20.3%, respectively. The decrease is primarily attributable to a charge of $1.2 million relating to excess and obsolete inventory and equipment, an unfavorable sales tax ruling, as well as lower PCB net sales and associated under-utilization of capacity.

     Gross profit for the nine months ended March 31, 1997 was approximately $8.4 million, a decrease of $6.0 million or 41.8% from the same period in the prior fiscal year. Gross margin for the nine months ended March 31, 1997 and 1996 were 14.2% and 21.4%, respectively. The decrease is primarily attributable to a charge of $1.9 million relating to excess and obsolete inventory and equipment, as well as an unfavorable sales tax ruling. Additionally, under-utilization of capacity negatively impacted gross margin.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the quarter ended March 31, 1997 were approximately $4.2 million, an increase of $1.6 million or 60.0% from the same quarter in the prior fiscal year. Selling, general and administrative expenses increased from 10.7% to 20.5%, as a percentage of net sales. The increase is primarily attributable to a charge of $1.2 million pertaining to bad debt and related expenses pertaining to the lawsuit filed during the quarter. This charge represents 5.9% of the 20.5% amount of selling, general and administrative expenses as a percentage of net sales.

     Selling, general and administrative expenses for the nine months ended March 31, 1997 were approximately $8.8 million, an increase of $520,000 or 6.3% from the same period in the prior fiscal year. Selling, general and administrative expenses increased from 12.3% to 14.9%, as a percentage of net sales. The increase is primarily attributable to a charge of $1.2 million pertaining to bad debt and related expenses associated with the aforementioned lawsuit. This charge represents 2.0% of the 14.9% amount of selling, general and administrative expenses as a percentage of net sales.

  Facility Closing Costs

     Facility closing costs credited for the nine months ended March 31, 1997 were approximately $250,000 and are attributable to a reduction of the associated reserve recorded in the fourth quarter of fiscal year 1996 pertaining to the closure of the Company's Costa Mesa PCB division.

   Interest Expense, Net

     Net interest expense for the quarter ended March 31, 1997 was approximately $479,000, a decrease of $18,000 or 3.6% from the same quarter in the prior fiscal year. The overall decrease is primarily attributable to repayment of the Company's various debt and capital lease obligations.

     Net interest expense for the nine months ended March 31, 1997 was approximately $1.5 million, an increase of $360,000 or 30.7% from the same period in the prior fiscal year. The overall increase is attributable to the debt incurred in connection with the Citation Acquisition completed at the end of the first quarter of fiscal year 1996.

   Provision (Benefit) for Income Taxes

     The Company incurred a combined federal and state effective benefit tax rate of 23.8% and 21.1% for the three and nine month periods ended March 31, 1997, respectively, compared to an effective income tax rate of 32.8% and 38.0%, respectively, for the same periods of fiscal year 1996. These rates differ from statutory rates primarily due to state taxes, net of federal benefit, amortization of goodwill and deferred stock compensation, as well as other amounts which are not deductible in determining taxable income or loss. Additionally, the amount of pre-tax income or loss can have a material effect on the Company's effective income tax rate.

  Financial Condition

     The Company has historically financed its operations primarily through bank borrowings, issuances of debt and equity securities and cash generated from operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Liquidity

     The Company generated cash from operating activities of approximately $4.4 million and $4.8 million in the nine months ended March 31, 1997 and 1996, respectively. Cash generated in the nine months ended March 31, 1997 was primarily attributable to net loss of $1.6 million adjusted for non-cash depreciation and amortization charges of approximately $4.1 million, as well as other working capital changes. Cash generated in the nine months ended March 31, 1996 was primarily attributable to net income of approximately $2.8 million adjusted for non-cash depreciation and amortization charges of approximately $3.6 million, as well as other working capital changes. During the nine months ended March 31, 1997, the Company has paid approximately $564,000, $326,000, $227,000, and $118,000 for severance and termination benefits, operating leases, environmental clean up and remediation, and other payments, respectively, in connection with the closure of the Costa Mesa PCB division.

     The Company used cash in investing activities of approximately $1.9 million and $13.6 million in the nine months ended March 31, 1997 and 1996, respectively. Cash used in the nine months ended March 31, 1997 was primarily attributable to approximately $2.2 million used for the purchase of property and equipment. Cash used in the nine months ended March 31, 1996 was primarily attributable to approximately $9.1 million in expenditures in connection with the Citation Acquisition and approximately $4.4 million used for the purchase of property and equipment.

     The Company used cash for and generated cash from financing activities of approximately $2.0 million and $10.3 million in the nine months ended March 31, 1997 and 1996, respectively. Cash used in the nine months ended March 31, 1997 was primarily attributable to approximately $2.0 million in repayments of debt and capital lease obligations, net of borrowings under the long-term revolving line of credit. Cash generated in the nine months ended March 31, 1996 was primarily attributable to $10.2 million in net long-term borrowings of which $10.0 million was used to finance the Citation Acquisition.

     As of March 31, 1997 the Company had total debt outstanding of approximately $20.0 million, consisting primarily of $6.7 million outstanding under the Company's long-term revolving line of credit, $10.1 million of debt issued in connection with the Citation Acquisition and $3.2 million of real estate and other equipment obligations. The Company has an $8.0 million long-term revolving line of credit with Comerica Bank (the "Bank"). The Company's credit agreement limits borrowings under the line of credit to the maximum of $8.0 million or 75% of the Company's eligible trade accounts receivable as contractually defined. On October 14, 1996, the current line of credit was amended to expire on October 2, 1998 and bears interest at the Bank's base rate plus 0.25%. Additionally, the Company was granted a temporary increase in the amount of $1.2 million, thus making $9.2 million the total maximum line of credit. The additional borrowings are limited to the maximum of $1.2 million or 29% of the Company's combined raw materials and finished goods valued at the lower of cost or market. This temporary increase expires on April 2, 1997, at which time the maximum borrowing amount returns to $8.0 million.

     In connection with the Citation Acquisition, the Company borrowed $8.5 million and $1.5 million from the Bank under two variable rate installment notes, which have terms of five and two years, respectively, and bear interest at the Bank's base rate plus 1.0%. Under both notes, principal and interest payments are due monthly. Additionally, in connection with the Citation Acquisition, the Company issued two 12.0% subordinated notes to the seller of the Citation Companies in the amounts of approximately $2.6 million and $1.5 million. These notes and related accrued interest are payable in June 1997. The

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     provisions of the subordinated notes between the Company and the seller of the Citation Companies required payment of accrued interest through September 30, 1996 as of that date. The Company elected to defer any payment of interest on that date. Any unpaid interest is due in June 1997 along with the related subordinated notes.

     As of June 30, 1996, the Company was in non-compliance with the profitability and working capital convenants of its revolving line of credit agreement with the Bank. The Company obtained a waiver with respect to such convenants from the Bank as of that date, and an amendment of its working capital limits for the remaining term of the agreement. As of December 31, 1996, the Company was in non-compliance with the total liabilities to tangible effective net worth ratio covenant of its revolving line of credit agreement with the Bank. The Company obtained a waiver with respect to such covenants from the Bank as of that date. As of March 31 and April 30, 1997, the Company was in non-compliance with the tangible effective net worth and liabilities to tangible effective net worth ratios and the profitability covenants of its revolving line of credit with the Bank. The Company obtained a waiver with respect to such covenants from the Bank as of each date. The Company believes it will remain in compliance with the agreements terms during the remainder of fiscal year 1997; however, in the event that a covenant is violated and not cured to the Bank's satisfaction, the Bank would be entitled to accelerate the indebtedness owed by the Company.

     The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's profitability and cash flow, which will be affected by its success in implementing its business strategy, prevailing economic and industry conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, there can be no assurance as to whether or when the Company's operations will generate sufficient cash flow or whether the Company will at any time have sufficient resources to meet its debt service or debt repayment obligations. If the Company is unable to generate sufficient cash flow to service or repay its indebtedness, it will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital.

     A substantial portion of the Company's debt obligations and accrued interest is due in June 1997. The Company is currently negotiating with lenders to restructure all or a portion of its debt obligations. There can be no assurance that such negotiations will be successful or that the Company will be able to restructure its debt obligation on terms satisfactory to the Company, or at all. To the extent the Company is unable to restructure its indebtedness, its business, financial condition and results of operations could be materially adversely affected.

   Capital Resources

    During   the  nine  months  ended  March  31,  1997,  the  Company
     purchased approximately $2.2 million of property and equipment which was funded through cash generated from operations. Management expects the Company's level of future capital expenditures to remain at levels consistent with the Company's operational projections mitigated by the redeployment of selected capital equipment from the closed Costa Mesa PCB division. Excluding the financial impact of any acquisition or establishment of new facilities, the Company expects to incur capital expenditures of approximately $500,000 in the remaining three months of fiscal year 1997.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Inflation

     The Company recognizes that inflationary pressures may have an adverse effect on its operations through increased production costs. The Company attempts to minimize the effect of inflation through productivity improvements, as well as price increases that assist in maintaining reasonable profit margins. Although the Company believes that the impact of inflation on its operating results has been moderate in recent years, there can be no assurance that, in the future, it could not have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Fluctuations in Quarterly Operating Results

     The Company's quarterly operating results have varied and may continue to fluctuate significantly. At times in the past, the Company's net sales and net income have decreased from the prior quarter. Operating results are affected by a number of factors, including timing and volume of orders from and shipments to customers relative to the Company's manufacturing capacity, level of product and price competition, product mix, the number of working days in a particular quarter and general economic factors. In recent years, the Company's gross margins have varied primarily as a result of capacity utilization, product mix, start-up costs in its two new divisions, lead times, volume levels, complexity of customer orders, and the costs associated with non-recurring charges. There can be no assurance that the Company will be able to manage the utilization of manufacturing capacity or product mix in a manner that would maintain or improve gross margins or the Company's business, financial condition and results of operations. The timing and volume of orders placed by the Company's OEM customers vary due to customer attempts to manage inventory, changes in the OEM's manufacturing strategy and variation in demand for customer products. An interruption in manufacturing resulting from shortages of parts or equipment, fire, natural disaster, equipment failure or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

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

   Variability of Orders

     The Company does not obtain long term purchase commitments from its customers and a substantial portion of net sales in a given quarter depends on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. Customers may cancel orders and change or delay delivery schedules at any time. The timely replacement of canceled, delayed or reduced orders with new orders cannot be assured. Significant or numerous cancellations, reduction or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company operates with virtually no backlog, net sales for any quarter are substantially dependent on orders booked in that quarter and net sales for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are relatively fixed and are based, in part, on expectations of future net sales. Consequently, if net sales levels are below expectations, the Company's business, financial condition and results of operations are likely to be adversely affected.

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

     The Company believes that when it competes in the standard lead-time volume production of its PCB, backplane and flexible circuits products, it encounters greater price sensitivity from current and potential customers. From time to time the Company operates in the lower technology, higher volume segments of the PCB market, where the Company may be at a competitive disadvantage when competing with manufacturers with lower cost structures, particularly those with offshore facilities where labor and other costs are generally lower. During periods of recession or economic slowdown in the electronics industry, the Company's competitive advantages in the areas of quick-turn manufacturing and responsive customer service may be of reduced importance to the Company's customers, who may become more price sensitive. Although capital barriers to entry are relatively high for manufacturing technologically complex electronic

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     interconnect products, the basic interconnect technology is generally not protected by patents or copyrights, and companies with significant resources or international operations may enter the market. Consolidation of smaller competitors may also result in increased competition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

   Management of Growth

     The  Company has in the past experienced periods of rapid  growth
     that   have   placed  a  significant  strain  on  the   Company's
     management, operational and financial resources. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue
     to   implement  and  improve  its  management,  operational,  and financial information systems,as well as to develop the management skills of its managers and supervisors and to train, motivate and manage its employees.The Company's failure to effectively manage growth could have a material adverse effect on the Company's
     business,  financial   condition   and   results  of  operations.
     Competition  for personnel  is  intense   and  there  can  be  no
     assurance  that  the Company  will be able to attract, assimilate
     or retain additional highly   qualified  employees in the future.
     The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

   Substantial Leverage and Ability to Service Debt

     The Company had outstanding indebtedness as of March 31, 1997, of approximately $20.0 million, consisting primarily of $6.7 million outstanding under the Company's long-term revolving line of credit, $10.1 million of debt issued in connection with the Citation Acquisition and $3.2 million of real estate and other equipment obligations. The Company has an $8.0 million long-term revolving line of credit with Comerica Bank (the "Bank"). The Company's credit agreement limits borrowings under the line of credit to the maximum of $8.0 million or 75% of the Company's eligible trade accounts receivable as contractually defined. On October 14, 1996, the current line of credit was amended to expire on October 2, 1998 and bears interest at the Bank's base rate plus 0.25%. In connection with the Citation Acquisition, the Company borrowed $8.5 million and $1.5 million from the Bank under two variable rate installment notes, which have terms of five and two years, respectively, and bear interest at the Bank's base rate plus 1.0%. Under both notes, principal and interest payments are due monthly. Additionally, in connection with the Citation Acquisition, the Company issued two 12.0% subordinated notes to the seller of the Citation Companies in the amounts of approximately $2.6 million and $1.5 million. These notes and related accrued interest are payable in June 1997. The provisions of the subordinated notes between the Company and the seller of the Citation Companies required payment of accrued interest through September 30, 1996 as of that date. The Company elected to defer any payment of interest as of that date. Any unpaid interest is due in June 1997 along with the related subordinated notes.

     As a result, the Company has substantial debt service obligations. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's profitability and cash flow, which will be affected by its success in implementing its business strategy, prevailing economic and industry conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, there can be no assurance as to whether or when the Company's operations will generate sufficient cash flow or whether the Company will at any time have sufficient resources to meet its debt service or debt repayment obligations. If the Company is unable to generate sufficient cash flow to service or repay its indebtedness, it will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, particularly in light of the Company's high levels of indebtedness. In addition, the degree to which the Company is leveraged could have significant consequences, including, but not limited to, the
     following:   (i)  the  Company's  ability  to  obtain  additional
     financing in the future for working capital, capital expenditures, and other general corporate purposes may be materially limited or impaired, (ii) a substantial portion of the Company's cash flow from operations may need to be dedicated to the payment of principal and interest on its indebtedness and therefore, not available to finance the Company's business and
     (iii) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

                    PART II:  Other Information

Item 1.  Legal Proceedings

     In connection with the Citation Acquisition on September 30, 1995, the Company assumed certain environmental contingent liabilities pertaining to operations prior to that date. As of the acquisition date, Citation had accrued $303,000 for the two known claims.

     The first contingent liability relates to allegations by the City of Stockton of violations of its City Code regarding discharge of waste water into the City's sewer system in excess of allowed limits during several months in 1992. As of March 31, 1997, no further action has taken place between the City of Stockton and the Company. The Company has established a reserve for this contingency and in the opinion of its management, any settlement would not likely result in a loss that would have a material adverse effect on the Company's business, financial condition and results of operations.

     The second contingent liability relates to the United States Environmental Protection Agency ("EPA") issuance of an administrative civil complaint regarding the timely submission of required federal forms under the Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA"). On April 15, 1996, the Company entered into a tentative "Consent Agreement and Consent Order" ("CACO") with the EPA pertaining to its complaint. In the CACO, the Company has certified that it has completed and submitted all required federal forms to the EPA under the EPCRA, and that it has complied with all other EPCRA requirements at all of its facilities. In addition, the Company will also purchase and test certain equipment to aid in its environmental regulatory requirements within twelve months of the effective date of the CACO. The minimum aggregate cost associated with the purchase, installation and testing of this equipment is $220,250 and if the actual aggregate cost is lower, the difference between the actual cost and such minimum threshold, will be remitted to the EPA. As of March 31, 1997, the Company had incurred approximately $146,000 of costs associated with the minimum threshold. In relation to the testing of the equipment, the Company is subject to additional filing requirements with the EPA pertaining to the functionality of the equipment. Further, the Company paid a civil penalty of $65,000 upon execution of and as required by the CACO in July 1996. Terms of the CACO constitute a full and final settlement of the complaint.

     During the quarter ended March 31, 1997, the Company filed a lawsuit against one of its customers. The suit asserts a breach of contract by the customer relating to custom-made assembled circuit boards and other services provided by the Company under purchase orders received by the Company from the customer. The suit was filed on March 13, 1997 in the Superior Court of the State of California, Santa Clara County, with the Company seeking damages in excess of approximately $992,000, the customer's outstanding accounts receivable balance, plus additional damages, late charges and related interest. Additionally, the Company is seeking payment or reimbursement of costs of the suit, as well as attorneys' fees, and any other appropriate relief. The customer filed a cross complaint, on April 10, 1997, relating to breach of contract, intentional and negligent misrepresentation, intentional and negligent interference with contractual relationships, and intentional and negligent interference with prospective economic advantage. The customer is seeking damages in excess of $10,000,000, an unspecified amount of punitive damages, as well as payment or reimbursement of costs of the suit, attorneys' fees, and any other appropriate relief. The Company filed an application for a writ of attachment on March 13, 1997, which was subsequently denied. Although no assurances can be given, the Company believes the customer's claims are without merit and will defend itself vigorously, therefore, no provision for any liability has been made in the financial statements. As the extent of recovery is unknown at this time, the Company wrote off the customer's receivable amount, as well as purchased inventory in support of this customer relating to the manufacture of its product and accrued other costs associated with the suit. During the quarter ended March 31, 1997, the Company recorded a charge of approximately $1,500,000 to its operations related to this lawsuit.

Item 4:  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Sigma Circuits, Inc. was held on February 13, 1997.

     The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

     1. The election of Thomas J. Bernard and William J. Boyle to the Board of Directors to hold office until the 1999 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal:

                             For     Withheld

         Thomas J. Bernard   3,483,590   59,614
         William J. Boyle    3,484,822   58,383

     2. The ratification of Deloitte & Touche LLP as the independent auditors of the Company for its fiscal year ending June 30, 1997:

        For:  3,530,852    Against:  8,882     Abstain:  3,470

Item 6:  Exhibits and Reports on Form 8-K

     A.   Exhibits

          See Index to Exhibits at page 21 of this filing and is incorporated by reference herein.

     B.   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, County of Santa Clara, State of California, on the 13th day of May, 1997.

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


Exhibit
Number  Description
10.24 Lease Agreement Extension and Modification dated September 30, 1995, between the Registrant and Anthony and Cydelle Drago to Lease
        Agreement dated December 30, 1986, as amended.(2)
10.25 Consulting Agreement between the Registrant and Robert P. Cummins dated March 1, 1997.
10.26   Change-in-Control Severance Agreement between the Registrant and
        B. Kevin Kelly, dated October 26, 1995.(4)
10.27   Change-in-Control Severance Agreement between the Registrant and
        Philip S. Bushnell, dated October 26, 1995.(4)
10.28   Revolving Credit Loan & Security Agreement between the Registrant and
        Comerica Bank - California, with exhibits, dated September 29, 1995.(4)
10.29 Variable Rate Installment Notes granted to Comerica Bank-California, dated September 29, 1995.(4)
10.30 Subordinated Promissory Note granted to Citation Circuits, Inc., dated September 30, 1995.(4)
10.31   Convertible Subordinated Promissory Note granted to Citation Circuits,
        Inc., dated September 30, 1995.(4)
10.32   Lease Agreement between Registrant and Dockside, dated June 23, 1989.(4)
10.33   Asset Purchase Agreement between the Registrant, Citation Circuits,
        Inc., Citation Enterprises, Inc., Citron Inc. and Carl Brockl, dated
        September 8, 1995.(3)
11.1    Statements Regarding Calculation of Net Income (Loss) Per Share.

 ____________________________________

(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company's Registration Statement on Form S-1, as amended, filed May 26, 1994 (File No. 33-76606).

(2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company's Form 10-K,as amended, filed September 28, 1995 (File No. 0-24170).

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


                                                                  EXHIBIT 11.1
                         SIGMA CIRCUITS, INC.
                   STATEMENTS REGARDING CALCULATION
                    OF NET INCOME (LOSS) PER SHARE
               (in thousands, except per share amounts)

                                        Three Months        Nine Months
                                        Ended               Ended
                                        March 31,           March 31,
                                        1997      1996      1997       1996
Net Income (Loss)                       $(1,735)  $1,120    $(1,645)   $2,835

Weighted Average Common Stock
 Outstanding                              4,074    3,904      4,030     3,751

Common Stock Equivalents:
  Dilutive Effect of Stock Options           --(1)   799         --(1)    713

Dilutive Effect of Underwriter's
 Warrant                                     --(1)   142         --(1)    123

Number Of Shares Used in Computing
 Per Share Information                    4,074    4,845      4,030     4,587

Net Income (Loss) Per Share              $ (.43)  $  .23     $ (.41)   $  .62

(1) Excludes common stock equivalents as they are anti-dilutive for computing net loss per share.