Form 10-K405
period 1997-06-30
SIGMA CIRCUITS INC
filed 1997-09-26
CIK 746549

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K
(Mark One)

  X    Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

                For the fiscal year ended June 28, 1997

                                  or

       Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

           For the transition period from _______ to ______

                   Commission file number:  0-24170

                         SIGMA CIRCUITS, INC.
        (Exact name of registrant as specified in its charter)

                   Delaware                      77-0107167
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)      Identifiction Number)

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

The approximate aggregate value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the Nasdaq National Market was $25,659,368 as of September 12, 1997.

The number of shares outstanding of the Registrant's common stock, $.001 par value, was 4,142,640 at September 12, 1997.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Report on Form 10-K:

  Definitive Proxy Statement in connection with 1997 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A is incorporated by reference in Part III.

                                PART I

Item 1.  Business

The Company

The following discussion of the Company's business contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein under "Risk Factors." Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in
Part II.

Sigma  Circuits,  Inc. ("Sigma" or the "Company") is a  leading  time-
sensitive   manufacturer   of  specialized   electronic   interconnect
products, including multilayer rigid printed circuit boards ("PCBs"), backplane assemblies and subassemblies and flexible circuits. The Company's quick-turn manufacturing capabilities are designed to meet the time-to-market and time-to-volume requirements of electronic original equipment manufacturers ("OEMs") and contract manufacturers whose markets and products are characterized by high growth rates and short product development cycles. The Company's customers include
electronic   OEMs  such  as  The  Hewlett-Packard  Company,   Northern
Telecommunications Limited, Iomega Corporation, Qualcomm Incorporated, Proxima Corporation, Tekelec Incorporated, Ericsson Corporation, and Bay Networks Incorporated and contract manufacturers such as Quadrus Manufacturing Incorporated, Computrol Incorporated, and Solectron
Corporation.   Customer relationships established by providing  quick-
turn services during the prototype stage of the product life cycle give the Company an advantage in securing subsequent higher volume pre-
production  and  production  orders.   Management  believes  that  the
Company is one of a limited number of companies that can produce a broad range of electronic interconnect products on both a quick-turn and production basis.

The Company offers a wide array of sophisticated manufacturing, engineering and systems integration services to meet its customers'
electronic interconnect needs. The Company has established a reputation in the quick-turn market for consistently providing high quality, on-time services using advanced process technologies. As product life cycles and lead times continue to shorten, the Company is well positioned to leverage its core competency in quick-turn manufacturing to serve its customers through a product's entire life cycle. The Company accomplishes this "one stop shopping" approach through a focused manufacturing strategy for each facility. The Company's Santa Clara PCB division in northern California focuses on quick-turn opportunities for multilayer PCBs while the Stockton PCB division in central California utilizes its lower cost base to manufacture higher production volumes on a time critical basis. The Company has also established divisions dedicated to the manufacture of backplane assemblies and flexible circuits products in Santa Clara, California.

The Company has benefited from industry trends such as the increased demand for complex electronic products, shorter product life cycles, the increasing complexity and miniaturization of electronic products, increased reliance of customers on a narrower supplier base and industry consolidation. The Company intends to enhance its reputation as a reliable, high quality quick-turn manufacturer of electronic interconnects and leverage that reputation to serve its fast growing customers across the spectrum of interconnect solutions and throughout the volume requirements of the product life cycle. The Company's strategy also includes improving its profitability through an increasingly focused manufacturing approach that should improve the product mix between the Santa Clara quick-turn PCB division and the Stockton volume PCB division and increase capacity utilization in the Company's Systems Integration (including backplane assemblies) and Flexible Circuits divisions.

Industry Overview and Trends

Electronic interconnects such as PCBs, backplane assemblies and flexible circuits are used in a wide variety of industries, including telecommunications, networking, computers, peripherals, industrial instrumentation and medical and semiconductor equipment. Electronic interconnect products are sold to both OEMs and contract manufacturers in volumes that range from several units for prototypes, small quantities for pre-production to large quantities for production volumes. The lead times for PCBs generally fall into two categories, "quick-turn" and "standard." Quick-turn lead times range from as little as one day to 15 days for prototype and pre-production quantities. Standard lead times typically run from six to twelve weeks and are generally associated with larger volumes.

According   to   the  Institute  for  Interconnecting  and   Packaging
Electronic Circuits ("IPC"), the U.S. market for electronics manufacturing services ("EMS") was estimated at approximately $36 billion in 1996, an increase of 25% from 1995. The available EMS market includes passive components ($15 billion), actual assembly ($13 billion), PCBs ($7.2 billion), and flexible circuits ($0.7 billion).

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

According to the IPC, the U.S. market for PCBs was estimated at approximately $7.2 billion in 1996, an increase of 10% from 1995.
According to the IPC, multilayer PCBs, the fastest growing segment (14% growth from 1995 to 1996), accounted for approximately 74% of all PCBs shipped in 1996. Despite its large size, the PCB market is fragmented. In 1996, only eight of the approximately 700 independent PCB manufacturers had annual sales in excess of $100 million which, in the aggregate, represented only 25% of the PCB market. With the move to outsourcing nearly complete in the PCB industry, suppliers to the U.S. PCB market consist almost entirely of independent manufacturers such as the Company with only a small number of manufacturing facilities owned by OEMs.

Backplane Assemblies Backplane assemblies are configurations of stamped and plated pins, plastic housings and other components mounted on large, complex, multilayer PCBs. Backplane assemblies are used to connect and supply power to other PCBs. Backplane assemblies are used in data communications and telecommunications infrastructures, network hubs, bridges, routers, semiconductor testing equipment and computer peripheral devices such as servers and RAID Systems. Backplane assembly is estimated to account for approximately five percent of the EMS market.

Flexible Circuits Flexible circuits provide electrical connections between components in electronic systems and are fabricated with a thin, flexible polyimid or polyester laminate system. Flexible circuits can conform to difficult packaging requirements and can bend repeatedly without damage, which are important characteristics in both portable and miniature electronic interconnect applications. Flexible circuits are used in a variety of products including disk drives, medical equipment and high-end consumer products such as cellular telephones, CD players, camcorders, notebook computers, pagers, printers, scanners and personal digital assistants.

According  to  the  IPC,  the U.S. market for  flexible  circuits  was estimated at approximately $715 million in 1996, an increase of 19% from 1995. Unlike the PCB market, the U.S. market for flexible circuits is more highly concentrated with nine of the approximately 60 independent producers accounting for 60% of the U.S. market in 1996.

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

Shorter Product Life Cycles for Electronic Products Rapid changes in technology have significantly shortened the life cycle of complex electronic products and have placed increased pressure on OEMs to develop products as rapidly as possible. The time-to-market considerations of OEMs have increased emphasis on the engineering and quick-turn production of small unit volumes of electronic interconnects in the prototype stage of product development. At the next stage of the product life cycle, interconnect customers require larger quantities of electronic products on a timely basis to satisfy the time-to-volume needs of its customers. OEMs and contract manufacturers also seek the services of quick-turn suppliers when undelivered orders from volume suppliers threaten to create unacceptable production delays. These time-to-market and time-to-volume trends have highlighted the importance of front-end engineering of electronic products, flexible manufacturing and the collaboration among OEM designers and electronic interconnect manufacturers.

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

Industry Consolidation According to the IPC, the number of PCB manufacturers has decreased from approximately 1,800 companies in the late 1970s to approximately 700 in the mid 1990s. The Company believes this ongoing consolidation is primarily due to the substantial capital investment and additional engineering and manufacturing expertise required to make increasingly sophisticated electronic interconnect products. As a result, many PCB manufacturers cannot compete in these attractive market segments and have recognized the need to merge or acquire to reach acceptable critical mass. OEMs
and       contract      manufacturers      have       also       moved
to narrow their supplier base and form strategic relationships with suppliers capable of providing a broad range of products and services. These increasing relationships between OEMs and suppliers have resulted in faster growth for the larger public electronic interconnect companies in the industry.

Products and Services

The Company provides electronic interconnects such as multilayer PCBs, backplane assemblies and subassemblies and flexible circuits on a time critical basis at three levels of production: prototype, pre-production and volume production. The Company's strategy is to assist customers in meeting their increasingly important time-to-market and time-to-volume requirements by translating its quick-turn expertise into larger production volumes across multiple electronic interconnect solutions.

Prototypes typically require short lead times of 24 hours to 15 days. The Company provides prototype services to the product development groups of rapidly growing companies that require small test quantities (less than 50 pieces). Because these prototypes are critical to product development, the customer is generally more concerned with on-time delivery and high quality than with price.

Pre-production requirements involve the manufacture of limited quantities of electronic interconnects (ranging from 50 to 5,000 pieces) during the transition period from prototype and testing to volume production. Pre-production generally requires quick-turn delivery to accommodate overall time-to-volume pressures or as a temporary solution in the event of production delays. Although price is a factor in selecting a pre-production manufacturer, the Company believes that quality and on-time delivery are the critical factors for OEMs and contract manufacturers.

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

Systems  Integration    The  Company's  Systems  Integration  division
follows a similar time-sensitive manufacturing strategy as used in its PCB divisions. Integrated systems include PCB assemblies, backplane assemblies and subassemblies and card cages fabricated from steel or
aluminum.    Backplane  complexity  has  increased  significantly   as
semiconductor  speeds  have  increased and  design  requirements  have
become  more  stringent.   As  backplanes become  more  complex,  they
require  the use of large multilayer PCBs of six or more layers.   The
Company  manufactures sophisticated backplanes of up to 22 layers  and
 .250  inches of thickness.  The Company has added a fine pitch surface
mount   assembly  line  to  support  the  increasingly   sophisticated
backplane  assembly  requirements. The  Company's  backplane  assembly operations include press-fit, pin-through-hole and surface mount technology. Materials procurement and management services are critical to the timely delivery of the Company's systems integration products
and  services.   The  Company has invested heavily  in  the  planning,
purchasing  and the warehousing systems for electronic components  and
card  cages.   The  Company  also manages  a  substantial  consignment
inventory supplied by certain customers, primarily for use on their quick-turn backplane assemblies and subassemblies.

Flexible Circuits The Company's Flexible Circuits division follows a similar time-sensitive manufacturing strategy as used in its PCB divisions. Flexible circuits are thin, lightweight circuits used to interconnect other circuit boards and electronic devices within electronic equipment. Flexible circuits are used in high speed computers and other electronic equipment as replacements for cables and other interconnect devices to improve product reliability and performance. The Company produces high density, mechanically complex flexible circuits that offer the advantages of improved signal speeds and circuit densities, reduced part size, reduced weight, and flexibility.

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

Materials and Supplies

The Company orders certain materials and supplies based on purchase orders received and accepted and seeks to minimize its inventory of other materials that are not identified for use in filling specific orders. In addition, the Company works closely with certain suppliers to improve the materials and supplies used in its operations. Although the Company uses a select group of suppliers, the materials and supplies used in manufacturing and assembling its products are generally readily available in the open market. The Company has also established strategic alliances and stocking arrangements with key vendors to increase protection against shortages. However, shortages of certain materials and supplies have occurred in the past, and there can be no assurance that future shortages, price increases that cannot be passed through to customers or delays in obtaining materials will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Patents

The Company holds no patents, and believes that patents and trademarks are not important competitive factors in its industry.

Sales and Marketing

As part of its sales and marketing strategy, the Company targets electronic OEMs who require a broad range of high-value added services. The Company markets its manufacturing services through a direct sales force of 26 salespersons and managers, supplemented by six manufacturers' representative firms, and an in-house staff of 24 customer service representatives and applications engineers. Direct sales personnel are located in California, Colorado, Massachusetts, Minnesota, Texas, and Virginia. The Company uses its direct sales and customer service personnel to promote the Company's value added systems integration, flexible circuits and PCB products and services.

Customers

The Company's quick-turn manufacturing capabilities are designed to meet the time-to-market and time-to-volume requirements of electronic OEMs and contract manufacturers who are characterized by high growth rates and short product development cycles. The Company's diversified customer base is primarily composed of OEMs and contract manufacturers in the telecommunications, networking, computers, peripherals, industrial instrumentation and medical and semiconductor equipment segments of the electronics industry.

The Company seeks to serve a sufficiently diversified group of customers to avoid dependence on any one major customer or market segment. In fiscal year 1997, the Hewlett-Packard Company accounted for approximately 10% of net sales. In fiscal years 1996 and 1995, none of the Company's customers accounted for more than 10% of net sales. In addition, the Company's ten largest customers in the aggregate accounted for approximately 30 to 40% of its net sales during such periods.

Competition

The electronics industry is characterized by intense competition. The Company faces significant competition in its quick-turn PCB and flexible circuits product lines primarily from a number of regional privately-held manufacturers. As the Company increasingly expands its volume production of PCBs, backplane assemblies and flexible circuits products, it will continue to face much larger competitors. Many of these competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These competitors include Altron Incorporated, Hadco Corporation, Elexsys International Incorporated, Pragetzer Industries Incorporated and Sanmina Corporation. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies and may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than the Company.

The Company competes on the basis of a number of factors including quality, time-sensitive delivery and high-technology manufacturing processes. These factors vary in importance depending on the product or service being offered by the Company. The Company believes that when it competes in the standard lead-time volume production of its PCBs, backplane assemblies and flexible circuits products, it will encounter greater price sensitivity from potential customers. Consolidation of smaller competitors may also result in increased competition, which could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, financial condition, cash flows and results of operations.

Furthermore, from time to time the Company operates in the lower technology, higher volume segments of the PCB market, where it may be at a competitive disadvantage when competing with manufacturers with lower cost structures, particularly those with offshore facilities where labor and other costs are generally lower. During
periods of recession or economic slowdown in the electronics industry, the Company's competitive advantages in the areas of quick-turn manufacturing and responsive customer service may be of reduced importance to the Company's customers, who may become more price sensitive. Although capital barriers to entry are relatively high for manufacturing technologically complex interconnect products, the basic interconnect technology is generally not protected by patents or copyrights, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Backlog

Because of the rapid delivery times associated with the quick-turn market segment for electronic interconnects, the Company generally ships products within 30 days of receipt of a customer order and the Company historically has not had a material backlog of orders. As orders for certain quantities or products such as volume production of PCBs and backplane assemblies increase, backlogs in the Stockton PCB division and the Systems Integration division may grow based on the longer lead times typical of those products. Currently, the Company does consider backlog to be meaningful to its Systems Integration division and to a lesser extent, its Stockton PCB division.

Environmental Matters

The Company utilizes many raw materials in the manufacturing process which require compliance with various federal, state and local regulations. The Company is also subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Proper disposal of waste including metals and chemicals used in the manufacturing process is a major consideration for electronic interconnect product manufacturers. Although the Company believes that its facilities are currently in material compliance with applicable environmental laws, and although it monitors its operations to avoid violations arising from human error or equipment failures, there can be no assurance that violations will not occur. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of permits necessary to conduct its business. Any such revocations could require the Company to cease or limit production at one or more of its facilities, which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

Employees

As of June 30, 1997, the Company had approximately 785 full-time employees, of which approximately 89% were engaged in manufacturing and engineering, 6% in sales and marketing and 5% in administration and finance. The Company is not subject to any collective bargaining agreements and none of its employees are represented by a labor union. The Company has never experienced a disruption of operations due to a labor related work stoppage or dispute. The Company considers relations with its employees to be good.

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

The Company may from time to time pursue the acquisition of other companies, assets or product lines that would complement or expand its existing business. These acquisitions may involve business in which the Company lacks experience. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will be able to manage one or more acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through such acquisition without a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Plant Closure

On May 22, 1996, the Company announced the closure of its Costa Mesa PCB division, which occupied approximately 43,000 square feet in Costa Mesa, California, and the consolidation of certain resources into the Santa Clara PCB and Stockton PCB divisions. The Company believed that the duplicity that existed between the Santa Clara and Costa Mesa quick-turn PCB operations was not an efficient utilization of the Company's resources. With the acquisition of the Stockton PCB division and the related available capacity for volume work historically placed in the higher cost quick-turn facilities, management believed that closure of the Costa Mesa PCB division would give the Company an opportunity to improve job loading and margins without a loss of capacity following the consolidation and redeployment of resources. The Company's consolidation plan resulted in facility closing costs and a write-off of goodwill associated with the division's operations of approximately $3.0 million and $800,000, respectively, during the fourth quarter of the fiscal year ended June 30, 1996. On July 25, 1997, the Company successfully sold the building on behalf of the owner (and landlord), therefore, eliminating any future lease and operating obligations.

Risk Factors

In addition to the other information in this Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business.

Dependence   on   Electronics  Industry     The  Company's   principal
customers are OEMs and contract manufacturers in the telecommunications, networking, computers, peripherals, industrial instrumentation, and medical and semiconductor equipment industries. These industry segments, and the electronics industry as a
whole, are characterized by intense competition, relatively short product-life cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance or modifications of products containing components manufactured by the Company could adversely affect the Company's business, financial condition and results of operations. In addition, the electronics industry has in the past, and is likely in the future, to experience recessionary periods. A recession or any other event leading to excess capacity in the electronics industry would likely result in intensified price competition and a decrease in unit volume, both of which would have a material adverse effect on the Company's business, financial condition and results of operations.

Fluctuations in Quarterly Operating Results The Company's quarterly operating results have varied and may continue to fluctuate significantly. At times in the past, the Company's net sales and net income have decreased from the prior quarter. Operating results are affected by a number of factors, including the timing and volume of orders from and shipments to customers relative to the Company's manufacturing capacity, level of product and price competition, product mix, the number of working days in a particular quarter and general economic factors. In recent years, the Company's gross margins have varied primarily as a result of capacity utilization, closing costs related to the closure of the Costa Mesa facility, product mix, start-up costs in its two newer divisions, lead times, volume levels and complexity of customer orders. The timing and volume of orders placed by the Company's OEM customers vary due to customer attempts to manage inventory, changes in the OEM's manufacturing strategy and variation in demand for customer products. An interruption in manufacturing resulting from shortages of parts or equipment, fire, natural disaster, equipment failure or otherwise would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

Customer Concentration Since its inception, the Company's net sales to a small number of its customers have accounted for a high percentage of the Company's annual net sales. During fiscal years 1995, 1996 and 1997, the Company's ten largest customers together accounted for approximately 30 to 40% of net sales. The Hewlett-Packard Company accounted for approximately 10% of the Company's net sales in fiscal year 1997; however, no single customer accounted for more than 10% of the Company's net sales in fiscal years 1996 and 1995. The concentration on certain customers is more evident in the Company's Systems Integration and Flexible Circuits divisions where the 15 largest customers typically account for over 89% and 58% of net sales in those divisions, respectively. Given the Company's manufacturing strategy, concentration, and therefore, dependence on a number of its most significant customers may increase.

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

Variability of Orders The Company does not obtain long term purchase commitments from its customers and a substantial portion of net sales in a given quarter depends on obtaining orders for products to be manufactured
and shipped in the same quarter in which those orders are received. Customers may cancel orders and change or delay delivery schedules at any time. The timely replacement of canceled, delayed or reduced orders with new orders cannot be assured. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could adversely affect the Company's business, financial condition and results of operations. Because the Company has historically operated with virtually no backlog, net sales for any quarter are substantially dependent on orders booked in that quarter and revenues for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are relatively fixed and are based, in part, on expectations of future revenues. Consequently, if revenue levels are below expectations, the Company's business, financial condition, cash flows and results of operations are likely to be adversely affected.

Limited Operating History in New Divisions In fiscal year 1994, the Company formed the Systems Integration and Flexible Circuits divisions. The costs associated with the start-up and integration of these divisions have adversely affected recent operating results and could adversely affect future operating results. For example, net income in fiscal years 1995, 1996 and 1997 was significantly affected by costs associated with the creation and operation of these divisions and the time required for these divisions to achieve volume production. There can be no assurance that these divisions will experience net sales growth or will be profitable on a quarterly or annual basis, or that the costs of operating and managing these divisions will not continue to have a material adverse effect on the Company's business, financial condition and results of operations in the future. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such shortfall on the Company's results of operations and result in a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Technological Change and Process Development The market for the Company's manufacturing products and services is characterized by rapidly changing technology and continuing process development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market manufacturing products and services that meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes,on a cost-effective and timely basis. In addition, the electronics industry could in the future encounter competition from new technologies that render existing electronic interconnect technology less competitive or obsolete, including technologies that may reduce the number of PCBs required in electronic components. Increasingly, the Company faces technological pressure from sophisticated design, verification and simulation capabilities in the electronics design automation industry. These advances may reduce the demand for services such as those provided by the Company, particularly the number of prototypes required before a product is ready for market. Reductions in the volume of products produced in prototype form could have a material adverse effect on the Company's business, financial condition and results of operations. Although management believes the Company's operations utilize the assembly and testing technologies and equipment currently required by the Company's customers, there can be no assurance that the Company will effectively respond to the technological requirements of the changing market. To the extent the Company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to continue to require significant capital investment by the Company. There can be no assurance that this capital will be available in the future or that investments in new technologies, such as the Company's investment in its backplane assembly and flexible circuits operations, will be utilized to the extent necessary to make such investments profitable.

Management of Growth Over the past several years the Company has experienced a period of rapid growth that has placed, and is expected to continue to place,a significant strain on the Company's management, operational and financial resources. This situation was compounded by the Citation Acquisition. The Company's growth is expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the
increasing scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems as well as to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations. Competition for personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Dependence on Key Personnel The Company's future success depends to a large extent upon the continued services of key managerial and technical employees, none of whom is bound by an employment agreement. The loss of the services of the Company's key employees could have a material adverse effect on the Company. The Company believes that its future success depends on its continuing ability to attract and retain highly qualified technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain such personnel. If the Company is unable to hire and retain new personnel, the Company's business, financial condition, cash flows and results of operations may be materially adversely affected.

Availability of Raw Materials and Components and Dependence on Key Suppliers While the Company has not entered into any supply agreements and does not have any guaranteed sources of raw materials or components, it routinely purchases raw materials and components from several key material suppliers. Although alternative material suppliers are available, a significant unplanned event at a major supplier could have an adverse impact on the Company's operations. Shortages of certain types of raw materials have occurred in the past and may occur in the future. To date, raw material shortages have not materially affected the Company's business. Future shortages or price fluctuations in raw materials could have an adverse impact on the Company's manufacturing operations, thereby adversely affecting the
Company's  results of operations.  Electronic components used  by  the
Company in producing backplane assemblies and subassemblies are purchased by the Company and, in certain circumstances, the Company may be required to bear the risk of component price fluctuations. Shortages of certain types of electronic components have occurred in the past and may occur in the future. Component shortages or price fluctuations could have an adverse effect on the Company's backplane assembly operations, thereby adversely affecting the Company's growth plans. To date, component price fluctuations or shortages have not materially affected the Company. To the extent that the Company's backplane assembly operations expands as a percentage of the Company's net sales, component shortages and price fluctuations could, to a greater extent, materially adversely affect the Company's business, financial condition, cash flows and results of operations.

Executive Officers of the Registrant

The executive officers of the Company who are elected by and serve at the discretion of the Board of Directors, and their ages as of June 30, 1997, are as follows:

Name                   Age        Position

B. Kevin Kelly         43         President, Chief Executive
                                  Officer and Director

Philip S. Bushnell     46         Senior Vice President, Finance
                                  and Administration, Chief Financial Officer,
                                  Secretary and Director

W. Kent Hardwick       39         Vice President, Sales and Marketing

Mr. Kelly has served as President and Chief Executive Officer and a Director of the Company since October 1992. Prior to joining Sigma, Mr. Kelly held the position of Vice President of Operations at Lundahl

Astro Circuits, Inc., a high volume manufacturer of printed circuit boards, from December 1991 to October 1992. Prior to that time, from December 1990 to December 1991, Mr. Kelly was a founder and President of Vitesse Engineering, a supplier of electrical test fixtures for the printed circuit board industry. From March 1988 to December 1990, Mr. Kelly was Vice President of Sales and Operations at West Coast Circuits, Inc., a quick-turn manufacturer of printed circuit boards.

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

Mr. Hardwick has served as Vice President, Sales and Marketing of the Company since March 1997. From March 1996 to March 1997, Mr. Hardwick served as Vice President of Business Development. From August 1995 to March 1996, Mr. Hardwick served as Director of Business Development. From 1983 to 1995, Mr. Hardwick was employed in various sales and marketing positions with the Company.

Item 2.  Properties

The Company maintains all of its manufacturing facilities and most of its offices in California. The Company also maintains a sales office in Massachusetts.

The Company's headquarters and Santa Clara PCB manufacturing division occupy approximately 45,000 square feet in Santa Clara, California. Approximately 10,000 square feet is allocated to office space, while the remaining 35,000 square feet is used for manufacturing and warehousing. The Company's headquarters and manufacturing operations are comprised of four buildings owned and one building leased by the Company. The monthly lease payments are approximately $6,700 under an agreement that will expire in May 2002.

The Company's Stockton PCB manufacturing division occupies approximately 79,000 square feet in Stockton, California. The manufacturing operations are comprised of one building owned and two buildings leased by the Company. The monthly lease payments are $3,650, per building, and are leased under separate agreements that will expire in October 2003. Additionally, the Company leases one building for warehousing. The monthly lease payments are approximately $1,800 under an agreement that will expire in November 1997.

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

The Company leases office space in Franklin, Massachusetts and Newport Beach, California for its regional sales staffs.

Item 3.  Legal Proceedings

In connection with the acquisition of the Citation Companies on September 30, 1995, the Company assumed certain environmental contingent liabilities pertaining to operations prior to that date. As of the acquisition date, the Citation Companies had accrued $303,000 for the two known claims.

The first contingent liability relates to allegations by the City of Stockton of violations of its City Code regarding discharge of waste water into the City's sewer system in excess of allowed limits during several months in 1992. As of June 30, 1997, no further action has taken place between the City of Stockton and the Company. The Company has established a reserve for this contingency and in the opinion of its management, any settlement would not likely result in a loss that would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

The second contingent liability relates to the United States Environmental Protection Agency ("EPA") issuance of an administrative civil complaint regarding the timely submission of required federal forms under the Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA"). On April 15, 1996, the Company entered into a tentative "Consent Agreement and Consent Order" ("CACO") with the EPA pertaining to its complaint. In the CACO, the Company has certified that it has completed and submitted all required federal forms to the EPA under the EPCRA, and that it has complied with all other EPCRA requirements at all of its facilities. In addition, the Company will also purchase and test certain equipment to aid in its environmental regulatory requirements within twelve months of the effective date of the CACO. The minimum aggregate cost associated with the purchase, installation and testing of this equipment is $220,250 and if the actual aggregate cost is lower, the difference between the actual cost and such minimum threshold, will be remitted to the EPA. As of June 30, 1997, the Company had incurred approximately $288,000 of costs associated with the minimum threshold. In relation to the testing of the equipment, the Company is subject to additional filing requirements with the EPA pertaining to the functionality of the equipment. Further, the Company paid a civil penalty of $65,000 upon execution of and as required by the CACO in July 1996. Terms of the CACO constitute a full and final settlement of the complaint.

On March 13, 1997, the Company filed a lawsuit against one of its customers. The suit asserts a breach of contract by the customer relating to custom-made assembled circuit boards and other services provided by the Company under purchase orders received by the Company from the customer. The suit was filed in the Superior Court of the State of California, Santa Clara County, with the Company seeking damages in excess of approximately $1,000,000, the customer's outstanding accounts receivable balance, plus additional damages, late charges and related interest. Additionally, the Company is seeking payment or reimbursement of costs of the suit, as well as attorneys' fees, and any other appropriate relief. The customer filed a cross complaint, on April 10, 1997, relating to breach of contract, intentional and negligent misrepresentation, intentional and negligent interference with contractual relationships, and intentional and negligent interference with prospective economic advantage. The customer is seeking damages in excess of $10,000,000, an unspecified amount of punitive damages, as well as payment or reimbursement of costs of the suit, attorneys' fees, and any other appropriate relief. The Company filed an application for a writ of attachment on March 13, 1997, which was subsequently denied. Although no assurances can be given, the Company believes the customer's claims are without merit and will defend itself vigorously, therefore, no provision for any liability has been made in the financial statements. As the extent of recovery is unknown at this time, the Company wrote off the customer's receivable amount, as well as purchased inventory in support of this customer relating to the manufacture of its product and accrued other costs associated with the suit. The Company has not established a reserve for this contingency and in the opinion of its management, any settlement would not likely results in a loss that would have a material adverse effect on the Company's business, financial condition, cash flows and results from operations.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended June 30, 1997, there were no matters submitted to a vote of security holders.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

The Company's common stock is traded on the Nasdaq National Market under the trading symbol "SIGA."

The price range for the Company's common stock from July 1, 1995 through June 30, 1997 (adjusted to reflect a two-for-one stock split effected as a 100% stock dividend in February 1996) was:

                                    Quarters Ended
         Sep.30,  Dec.31,  Mar.31,  Jun.30,  Sep.30,  Dec.31,  Mar.31  Jun.30,
         1995     1995     1996     1996     1996     1996     1997    1997

High     $7.00    $10.13   $14.38   $11.88   $7.06    $7.38    $6.75   $4.88
Low      $2.94    $ 5.13   $ 9.25   $ 5.88   $4.63    $4.75    $4.81   $2.38

The reported last sale price of the Company's common stock on the Nasdaq National Market on September 12, 1997 was $7.00. As of September 12, 1997, there were 147 holders of record of the Company's common stock.

The Company has never declared or paid a cash dividend on its common stock. The Company presently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Additionally, a financing agreement between the Company and a particular lender contains a covenant prohibiting the payment of cash dividends without prior lender approval.

Item 6.  Selected Financial Data

Statement of Operations Data:

                               (In thousands, except per share amounts)
                                          Year Ended June 30,
                               1997      1996(1)   1995      1994      1993
Net Sales                      $79,980   $87,705   $48,246   $38,906   $36,429
Cost of Sales                   67,525    71,471    39,317    30,783    28,947

Gross Profit                    12,455    16,234     8,929     8,123     7,482
Selling, General and
  Administrative Expenses       11,680    11,490     7,759     6,394     6,143
Amortization of Goodwill           501       482       200       200       200
Facility Closing Costs            (250)    3,775        --        --        --

Operating Income                  524        487       970     1,529     1,139
Interest and Other Expense,
   Net                          1,990      2,125       350       364       492

Income (Loss) Before
  Income Taxes                 (1,466)    (1,638)      620     1,165       647
Provision (Benefit) for
  Income Taxes                   (234)      (562)      394       558       295

Net Income (Loss)             $(1,232)   $(1,076)  $   226   $   607   $   352

Net Income (Loss) Applicable
  to Common Stock             $(1,232)   $(1,076)  $   226   $   557   $   234

Net Income (Loss) Per Share   $  (.30)   $  (.28)  $   .06   $   .37     $ .29

Number of Shares Used In
  Computing Per Share
  Information                   4,044      3,797     3,640     1,514       814

<F1>
(1) Includes the operations of the Citation Companies acquired on September 30, 1995.

Balance Sheet Data:
                                               June 30,
                                1997     1996    1995     1994     1993
Working Capital (Deficiency)   $10,035  $ 2,764  $ 5,121  $ 2,537  $   (317)
Total Assets                   $42,647  $46,960  $24,400  $19,078  $ 17,152
Long-Term Debt, Less Current
  Portion                      $18,902  $14,345  $ 5,774  $ 1,425  $  3,134
Redeemable Preferred Stock     $    --  $    --  $    --  $    --  $  2,588
Stockholders' Equity           $12,314  $12,918  $10,987  $10,612  $  2,981

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences, include, but are not limited to, those discussed herein, as well as those discussed under "Risk Factors" in the "Business" section in Part I. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company completed the Citation Acquisition during the first quarter of fiscal year 1996 in order to obtain the manufacturing capacity required to service its customers' higher volume production jobs in a lower cost operating environment. During the first half of fiscal year 1996, net sales and gross profit increased significantly as a result of the additional capacity obtained in the Citation Acquisition and the products offered by its two new divisions. During the second half of fiscal year 1996, the electronic interconnect industry experienced a softening period which adversely impacted the Company. The Company, along with many of its competitors, experienced a decline in the demand for its products and services during calendar year 1996. As a result, the Company announced on May 22, 1996, the closure of its Costa Mesa PCB division and the consolidation of certain capital and selected personnel into its Santa Clara PCB and Stockton PCB divisions. During June 1996, the Company recorded a one-time charge of approximately $3.8 million for facility closing costs.

The Company's operating results have been and are expected to continue to be affected by a number of factors, including the timing and volume of orders from and shipments to customers relative to the Company's manufacturing capacity,level of product and price competition, product mix, the number of working days in a particular quarter, economic conditions in the electronic interconnect industry and general economic factors. The lead times, volume levels and complexity of customer orders have also affected overall gross margins.

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

                                                Years Ended June 30,
                                              1997      1996      1995
Net Sales                                     100.0%    100.0%    100.0%
Cost of Sales                                  84.4      81.5      81.5

Gross Margin                                   15.6      18.5      18.5
Selling, General and Administrative Expenses   14.6      13.1      16.0
Amortization of Goodwill                        0.6       0.5       0.5
Facility Closing Costs                         (0.3)      4.3        --

Operating Income                                0.7       0.6       2.0
Interest and Other Expense, Net                 2.5       2.4       0.7

Income (Loss) Before Income Taxes              (1.8)     (1.8)      1.3
Provision (Benefit) for Income Taxes           (0.3)     (0.6)      0.8

Net Income (Loss)                              (1.5)%    (1.2)%     0.5%

Net Sales

Net sales for the fiscal year ended June 30, 1997 were $80.0 million, a decrease of $7.7 million or 8.8% from the prior fiscal year. This decrease was primarily the result of a 12.2% decrease in net sales of PCBs the result of the Costa Mesa, California PCB division closure during the summer of 1996 and the reallocation of resources to the Santa Clara and Stockton PCB divisions. It has taken the Company approximately a year to recover from the effects of the industry slowdown in calendar year 1996 and its consolidation efforts of its PCB operations. This is evidenced by the fourth quarter of fiscal year 1997 when PCB sales from the two remaining PCB divisions were approximately 11% higher than PCB sales during the fourth quarter of fiscal year 1996. For the fiscal year 1997, the combined sales of the Systems Integration and Flexible Circuits divisions increased approximately 17.4% as compared to fiscal year 1996 and contributed approximately 26.3% of the Company's net sales in fiscal year 1997.

Net sales for the fiscal year ended June 30, 1996 were $87.7 million, an increase of $39.5 million or 81.8% from the prior fiscal year. Approximately 61.5% of the increase in net sales was the result of the Citation Acquisition with the balance principally from net sales growth in the Systems Integration and Flexible Circuits divisions.

Gross Profit

Gross profit for the fiscal year ended June 30, 1997 was $12.5 million, a decrease of $3.8 million or 23.3% from the prior fiscal year. The decrease in gross profit was due to lower total net sales volume and a charge of $1.9 million relating to excess and obsolete inventory and equipment, as well as an unfavorable sales tax ruling. Gross margin for fiscal years 1997 and 1996 was 15.6% and 18.5% respectively. Negatively impacting gross margin was the aforementioned charges as well as a continuation of the under-utilization of capacity at the Systems Integration and Flexible Circuits divisions.

Item 7.   Management's  Discussion and Analysis of Financial  Condition
          and Results of Operations      (Continued)

Gross profit for the fiscal year ended June 30, 1996 was $16.2 million, an increase of $7.3 million or 81.8% from the prior fiscal year. The increase in gross profit was primarily due to the increase in net sales. Gross margin for fiscal years 1996 and 1995 was 18.5%. Gross margin for fiscal year 1996 was adversely impacted by manufacturing costs at the Systems Integration and Flexible Circuits divisions. Although these two newer operations combined contributed to gross profit in fiscal year 1996, as compared to fiscal year 1995, net sales volume remained lower than that of many of the Company's major competitors. Additionally, decreased demand for PCBs together with the closure of the Costa Mesa PCB division had a negative impact on gross profit and margins for the PCB operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended June 30, 1997 were $11.7 million, an increase of $0.2 million or 1.7% from the prior fiscal year. During the current fiscal year, selling, general and administrative expenses were negatively effected by a charge of approximately $1.2 million primarily attributable to bad debt and related expenses associated with a lawsuit filed against a seriously delinquent paying customer. Because of this charge, selling, general and administrative expenses as a percentage of sales was 14.6% for fiscal year 1997 as compared to 13.1% for fiscal year 1996. Without this charge, selling, general and administrative expenses as a percentage of net sales would have been approximately the same for fiscal years 1997 and 1996.

Selling, general and administrative expenses for the fiscal year ended June 30, 1996 were $11.5 million, an increase of $3.7 million or 48.2% from the prior fiscal year. In the aggregate, these expenses increased primarily as a result of the Citation Acquisition and to support the growth in the Systems Integration and Flexible Circuits divisions. Selling, general and administrative expenses as a percentage of net sales decreased from 16.0% to 13.1% due to the relatively fixed nature of certain selling, general and administrative expenses.

Net Interest and Other Expenses

Net interest expense for the fiscal year ended June 30, 1997 was $2.0 million, an increase of $301,000 from the prior fiscal year. The increase is primarily attributable to debt incurred by the Company, in the prior fiscal year, in connection with the Citation Acquisition. Additionally, the Company maintained a debt service level, at substantially the same rates, that was significantly higher during fiscal year 1997 as compared to fiscal year 1996.

Net interest expense for the fiscal year ended June 30, 1996 was $1.7 million, an increase of $1.3 million from the prior fiscal year. The increase is primarily attributable to debt incurred by the Company in financing the Citation Acquisition during the first quarter of fiscal year 1996. The Company obtained $10.0 million in variable rate bank term loans bearing interest rates of approximately 9.5% for the nine months ended June 30, 1996. Additionally, in connection with the Citation Acquisition, the Company issued approximately $4.1 million in two 12.0% subordinated notes to the seller of the Citation Companies. During the fourth quarter of fiscal year 1996, the Company recorded a one time charge of approximately $436,000 for expenses incurred in connection with a withdrawn public offering of the Company's common stock.

Provision (Benefit) for Income Taxes

The Company's combined federal and state effective income tax (benefit) rates were (16.1)%, (34.3)% and 63.6% for the fiscal years ended 1997, 1996 and 1995, respectively. The effective income tax (benefit) rates

Item 7.   Management's  Discussion and Analysis of Financial  Condition
          and Results of Operations      (Continued)

differ from the federal statutory income tax (benefit) rates primarily due to state taxes, net of federal benefit, amortization and write-off of goodwill and deferred stock compensation which are not deductible in determining taxable income or loss. Additionally, the amount of pre-tax income can have a material effect on the Company's effective income tax (benefit) rate. Impacting the fiscal year 1997 effective benefit rate was a valuation allowance of $325,000 recorded by the Company. Impacting the fiscal year 1996 state effective benefit rate was the State of California's Machinery and Equipment tax credit.

Financial Condition

The Company has historically financed its operations primarily through bank borrowings, issuances of debt and equity securities and cash generated from operations.

Liquidity

The Company generated cash from operating activities of approximately $5.4 million and $3.6 million in fiscal years 1997 and 1996, respectively, and used cash in operating activities of $0.1 million in fiscal year 1995. Cash generated from operations in fiscal years 1997 and 1996 was primarily attributable to net income of $4.9 million and $5.3 million, respectively, as adjusted for non-cash expenses, primarily depreciation, amortization and write-off of goodwill. Cash used for operations in fiscal year 1995 was primarily the result of start-up costs for the new Systems Integration and Flexible Circuits divisions.

The Company used cash in investing activities of approximately $2.5 million, $14.5 million and $4.7 million in fiscal years 1997, 1996 and 1995, respectively. Cash used in investing activities in fiscal year 1997 was primarily attributable to capital expenditures of approximately $2.5 million. Cash used in investing activities in fiscal year 1996 was primarily attributable to approximately $9.1 million in expenditures for the purchase of the Citation Companies and approximately $5.4 million used for the purchase of property and equipment. Cash used in investing activities in fiscal year 1995 was primarily for purchases of capital equipment.

The Company used cash in financing activities of approximately $1.3 million in fiscal year 1997 and generated cash from financing activities of approximately $10.8 million and $4.6 million in fiscal years 1997 and 1996, respectively. Cash used in investing activities in fiscal year 1997 was primarily attributable to net debt repayments of approximately $1.5 million. Cash generated from financing activities in fiscal year 1996 was primarily attributable to $10.6 million in long-term borrowings of which $10.0 million was used to finance the Citation Acquisition. Cash generated from financing activities in fiscal year 1995 was primarily attributable to approximately $800,000 in long-term borrowings, net of debt repayments, and approximately $3.8 million in increased borrowings under the revolving line of credit.

On May 21, 1997, the Company entered into a $25.0 million credit facility agreement with the CIT Group/Business Credit, Inc. (the "CIT Group"), an asset-based lender. The proceeds of this new facility were used to repay substantially all of the Company's existing debt and capital lease obligations. As of June 30, 1997 the Company had long-term debt outstanding of approximately $20.5 million, consisting primarily of $8.3 million outstanding under the Company's revolving line of credit, a $9.8 million term loan, a $1.8 million convertible subordinated note and $0.6 million of real estate obligations.

Item 7.   Management's  Discussion and Analysis of Financial  Condition
          and Results of Operations     (Continued)

As part of its new credit facility, the Company has a $13.7 million revolving line of credit, a $9.8 million term loan and a $1.5 million capital expenditure ("CAPEX") term loan. The revolving line of credit is limited to a maximum amount of $13.7 million or the sum of 90.0% and 50.0% of the Company's eligible trade accounts receivable and raw materials inventory, respectively, as contractually defined. The revolving line of credit expires on May 21, 2001 and currently bears interest at 9.0%. The $9.8 million term expires on May 21, 2002 and currently bears interest at 9.75%. Principal payments of approximately $0.2 are due monthly in equal installments with the first installment due on September 1, 1997. The CAPEX term loan has a maximum amount of $1.5 million in which the Company's financing agreement limits borrowings to this maximum or the amount determined as the sum of $500,000 plus 50.0% of cumulative earnings before interest, taxes, depreciation and amortization for a contractually defined period of time. The $1.5 million CAPEX term loan expires on May 1, 2001 and as of June 30, 1997, there were no outstanding borrowings under this loan. Additionally, the Company has a $1.8 million convertible subordinated note with the seller of the Citation Companies. This note expires on May 21, 2001 and currently bears interest at 10.0%. The note is convertible into a maximum of 400,000 shares of common stock at the option of the holder based upon certain defined criteria. Further, the Company has a real estate note of approximately $0.6 million that was assumed in the Citation Acquisition. The real estate note is due, as a balloon payment, on December 31, 2005 and currently bears interest at 8.5%. As of June 30, 1997, the Company was in compliance with the convenants of the financing agreement with the CIT Group.

The Company believes that its existing funds, borrowings available under its revolving line of credit and CAPEX term loan and funds expected to be generated from operations will be sufficient to meet its working capital needs for the next twelve months. There can be no assurance, however, that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company. To the extent that cash generated from operations is not sufficient to meet the Company's projected capital expenditures or future working capital needs, the Company's business, financial condition, cash flows and results of operations may be materially and adversely affected.

Capital Resources

During fiscal year 1997, the Company purchased approximately $2.5 million of property and equipment which was funded through long-term borrowings. The Company's financing agreement allows for capital expenditures up to a maximum amount of $1.0 million per quarter with an aggregate amount of $4.0 million per year. Any expenditures exceeding this maximum quarterly and annual amounts would require prior approval. Therefore, excluding the financial impact of any acquisition or establishment of new facilities, the Company expects to incur capital expenditures of $4.0 million, in the aggregate, in fiscal year 1998.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Certain information required by this item is included on pages 24 to 44 in Item 14 of Part IV of this Report on Form 10-K and is incorporated into this part by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

The  information concerning the Company's directors required  by  this item is included under the caption "Election of Directors" in the Company's 1997 Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A and incorporated herein by reference.

The information concerning the Company's executive officers required by this item is included in Part I under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation

The information required by this item is included under the caption "Executive Compensation" and "Stock Option Grants and Exercises" in the Company's 1997 Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A and incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is included under the caption "Certain Transactions" in the Company's 1997 Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A and incorporated herein by reference.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) The following documents are filed as part of this Report on Form 10-K:
                                                                         Page
        1. Financial Statements. The following financial statements of the Company and the Report of Deloitte & Touche LLP, Independent Auditors are included in Part IV of this Report on Form 10-K on the pages indicated:

            Independent Auditors' Report                                 23

            Balance Sheets as of June 30, 1997 and 1996                  24

            Statements of Operations for the Years ended June 30,
            1997, 1996 and 1995                                          25

            Statements  of  Stockholders'  Equity  for  the Years
            ended June 30, 1997, 1996 and 1995                           26

            Statements of Cash Flows for the Years ended  June 30,
            1997, 1996 and 1995                                          27

            Notes to Financial Statements                                29

        2. Financial Statement Schedules. The following financial statement schedule of the Company for the years ended June 30, 1997, 1996 and 1995 is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements.

            Schedule    Title
               II       Valuation and Qualifying Accounts               44

            Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

        3. Exhibits. See Exhibit Index on page 46 hereof for a list of exhibits filed or incorporated by reference as a part of this Report on Form 10-K.

    (b) Reports on Form 8-K.   No reports  on  Form 8-K were filed
        by the Company in the fourth quarter of the fiscal year ended June 30, 1997.

    (c) Exhibits.   The exhibits required by  this item are listed
        under Item 14(a)(3) above.

    (d) Financial Statement Schedules.  The  financial   statement
        schedule  required  by  this   item  is  listed under Item
        14(a)(2) above.

                       INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Sigma Circuits, Inc.:

We have audited the accompanying balance sheets of Sigma Circuits, Inc. as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedules listed at the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sigma Circuits, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP




July 30, 1997
San Jose, California

                         SIGMA CIRCUITS, INC.
                            BALANCE SHEETS
                (In thousands, except per share data)
                                                    June 30,
                                                 1997       1996
                                 ASSETS
Current Assets:
  Cash and Equivalents                           $ 1,633    $    --
  Accounts Receivable (Net of Allowances
   of $630 and $598, Respectively)                12,432      11,987
  Income Taxes Receivable                          1,476       1,393
  Inventories                                      2,797       4,753
  Prepaid Expenses and Other Assets                  330         314
  Deferred Income Taxes                            1,510       2,660
    Total Current Assets                          20,178      21,107

Property and Equipment, Net                       15,874      18,899

Goodwill (Net of Accumulated Amortization
 of $2,823 and $2,322, Respectively)               6,114       6,615
Deposits and Other Assets                            481         339
    Total                                        $42,647     $46,960

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Cash Overdraft                                 $    --     $   297
  Current Portion of Long-Term Debt                1,633       7,681
  Accounts Payable                                 4,518       4,418
  Accrued Liabilities                              3,992       5,947
    Total Current Liabilities                     10,143      18,343

Long-Term Debt                                    18,902      14,345

Deferred Income Taxes                              1,259       1,354

Other Long-Term Liabilities                           39          --

Commitments (Note 12)                                 --          --

Stockholders' Equity:
  Preferred Stock, $0.001 Par Value:
     Shares Authorized:    5,000
     Share Outstanding:     None                      --          --
     Common Stock, $0.001 Par Value:
     Shares Authorized:  20,000
     Shares Outstanding: 4,138 and
      3,998, Respectively                         11,152      10,604
     Deferred Stock Compensation                    (110)       (180)
     Retained Earnings                             1,262       2,494
       Total Stockholders' Equity                 12,304      12,918

       Total                                     $42,647     $46,960

                      See notes to financial statements.


                              SIGMA CIRCUITS, INC.
                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                Year Ended June 30,
                                           1997        1996         1995
Net Sales                                  $79,980     $87,705      $48,246
Cost of Sales                               67,525      71,471       39,317

Gross Profit                                12,455      16,234        8,929
Selling, General and Administrative
 Expenses                                   11,680      11,490        7,759
Amortization of Goodwill                       501         482          200
Facility Closing Costs                        (250)      3,775           --

Operating Income                               524         487          970
Interest Expense, Net                        1,990       1,689          350
Withdrawn Public Offering Costs                 --         436           --

Income (Loss) Before Income Taxes           (1,466)     (1,638)         620
Provision (Benefit) for Income Taxes          (234)       (562)         394

Net Income (Loss)                          $(1,232)    $(1,076)     $   226

Net Income (Loss) Per Share                $  (.30)    $  (.28)     $   .06

Number of Shares Used in Computing
 Per Share Information                       4,044       3,797        3,640

                       See notes to financial statements.

                        SIGMA CIRCUITS, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY
                           (In thousands)
                                               Deferred
                               Common Stock    Stock         Retained
                               Shares Amount   Compensation  Earning   Total
Balances at June 30, 1994      3,404  $ 7,702  $(434)        $ 3,344   $10,612

  Exercise of Common Stock
   Options                        20       16                               16
  Issuance of Common Stock
   Under Employee Stock
   Purchase Plan                  14       25                               25
  Amortization of Deferred
   Stock Compensation                            108                       108
  Net Income                                                     226       226

Balances at June 30, 1995      3,438    7,743   (326)          3,570    10,987

  Exercise of Common Stock
   Options                        83       96                               96
  Issuance of Common Stock
   Under Employee Stock
   Purchase Plan                  98      324                              324
  Issuance of Common Stock in
   Connection with Citation
   Companies Acquisition         379    2,500                            2,500
  Amortization of Deferred
   Stock Compensation                             87                        87
  Forfeitures of Common Stock
   Options                                (59)    59                        --
  Net Loss                                                    (1,076)   (1,076)

Balances at June 30, 1996      3,998   10,604   (180)          2,494    12,918

  Exercise of Common Stock
   Options                        45       67                               67
  Issuance of Common Stock
   Under Employee Stock
   Purchase Plan                  95      394                              394
  Tax Benefit of Employee
   Stock Transactions                      87                               87
  Amortization of Deferred
   Stock Compensation                             70                        70
  Net Loss                                                    (1,232)   (1,232)

Balances at June 30, 1997      4,138  $11,152  $(110)         $1,262   $12,304

                 See notes to financial statements.

                         SIGMA CIRCUITS, INC.
                       STATEMENTS OF CASH FLOWS
                            (In thousands)
                                                     Year Ended June 30,
                                                 1997       1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $ (1,232)  $ (1,076)  $   226
  Reconciliation to Cash Provided by (Used
   for) Operating Activities:
    Depreciation and Amortization of
      Property and Equipment                        4,728      4,555     2,681
    Amortization and Write-Off of Goodwill            501      1,282       200
    Amortization of Deferred Stock Compensation        70         87       108
    Amortization of Non-Compete Agreement             150         --        --
    Loss on Disposal of Assets                         11        292       208
    Deferred Income Taxes                           1,055     (2,425)     (711)
    Facility Closing Costs                           (250)     2,559        --
    Changes in Assets and Liabilities:
      Accounts Receivable                            (445)       826    (2,516)
      Inventories                                   1,956       (738)     (633)
      Prepaid Expenses and Other Assets                16        452      (571)
      Accounts Payable                                100       (720)      257
      Accrued Liabilities                          (1,183)       121       199
      Income Taxes Payable / Refundable               (83)    (1,599)      432
      Other Long-Term Liabilities                      39         --        --
        Cash Provided by (Used for)
         Operating Activities                       5,433      3,616      (120)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Property and Equipment              (2,501)    (5,415)   (4,550)
  Proceeds from Sale of Property and Equipment        320         63         4
  Deposits and Other Assets                          (292)       (50)     (178)
  Purchase of Citation Companies, Net of Cash
   Acquired                                            --     (9,092)       --
        Cash Used for Investing Activities         (2,473)   (14,494)   (4,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of Credit                                    2,621      1,957     3,750
  Proceeds from Long-Term Debt                     11,600     10,638     1,074
  Repayment of Long-Term Debt                     (15,712)    (2,540)     (280)
  Increase/(Decrease) in Cash Overdraft              (297)       297        --
  Proceeds from Issuance of Common Stock              461        420        41
        Cash Provided by (Used for)
         Financing Activities                      (1,327)    10,772     4,585

INCREASE (DECREASE) IN CASH AND EQUIVALENTS         1,633       (106)     (259)

CASH AND EQUIVALENTS:

  Beginning of Year                                    --        106       365
  End of Year                                    $  1,633    $    --   $   106


                         SIGMA CIRCUITS, INC.
                 STATEMENTS OF CASH FLOWS (CONTINUED)
                            (In thousands)
                                                   Year Ended June 30,
                                                 1997       1996       1995
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash Paid for Interest                         $ 2,289    $ 1,403    $405

  Cash (Received) Paid for Income Taxes          $(1,293)   $ 3,050    $672

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

  Tax Benefit from Employee Stock Transactions   $    87    $    --    $ --

  Equipment Acquired Under Capital Lease
   Obligations                                   $    --    $   648    $ --

PURCHASE OF THE CITATION COMPANIES:
  Cash Paid, Net of Cash Acquired                           $ 9,092
  Stock Issued to Seller                                      2,500
  Debt Issued to Seller                                       4,092
  Liabilities Assumed                                         5,190
  Assets Acquired (including Goodwill
   of $5,744)                                               $20,874

                  See notes to financial statements.

                           SIGMA CIRCUITS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                 Years Ended June 30, 1997, 1996 and 1995

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

Note 2.  Summary of Significant Accounting Policies

      Fiscal Year The Company uses a 52-53 week fiscal year ending on the Saturday nearest the end of the month of June. The fiscal years ended June 28, 1997, June 29, 1996, and July 1, 1995 each consisted of 52 weeks. In addition, the Company's fiscal quarters end on the Saturday nearest the end of the months of September, December, March and June. For reporting purposes, the Company presents its fiscal year end as June 30 and its quarter ends as September 30, December 31, March 31 and June 30.

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

      Cash and Equivalents Cash and equivalents include demand deposits and money market accounts since they represent highly liquid investments with maturities of three months or less when purchased. The carrying amount of these investments approximated fair value as of June 30, 1997 and 1996.

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

      Property and Equipment Property and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment are depreciated over the estimated useful life of the underlying assets and generally range from fifteen to twenty five years for buildings and three to ten years for equipment. Improvements are amortized over the shorter of the estimated useful lives of the underlying property or the contractual lives of the applicable leases. Depreciation is computed on the

                         SIGMA CIRCUITS, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2.  Summary of Significant Accounting Policies (Continued)

      straight-line   method  for  financial reporting   purposes  and
      the various accelerated methods, as required by law, for income tax purposes. On July 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." There was no cumulative effect in the adoption of this standard. Based upon its evaluation, the Company believes that no material impairment of property and equipment existed as of June 30, 1997 and 1996.

      Goodwill Goodwill resulted from the Sigma and Citation Acquisitions (Note 3 and 10, respectively) and represents the excess of the aggregate purchase price over the fair value of net assets acquired. The goodwill is being amortized over 20 and 15 years, respectively, using the straight-line method. The Company annually evaluates the realizability of goodwill based upon projections of its undiscounted net cash flows. Based upon its evaluations, the Company believes that no material impairment of goodwill existed as of June 30, 1997 and 1996.

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

      Income Taxes Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes", an approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial and tax reporting. In estimating future tax consequences, management generally considers all expected future events other than enactments of changes in the tax laws or rates. Under the provisions of SFAS No. 109, a valuation allowance should be provided when it is more likely than not that some portion or all of the deferred tax assets recorded will not be recognized.

      Stock-Based Compensation Stock-based compensation is recognized under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, using the intrinsic value method. Therefore, the Company measures compensation cost for stock options as the difference, if any, between the quoted market price of the
      Company's stock, at the date of grant, and the price the employee must pay to acquire the stock under it stock option plans. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-Based Compensation." This standard establishes financial accounting and reporting standards for stock-based compensation plans. The new accounting standards prescribed are optional, although certain pro forma disclosures are required, and allows for a company to account for stock-based compensation cost under existing accounting rules. Therefore, the Company will continue to account for its compensation costs under APB No. 25.

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

      Recent  Accounting  Standards  In February 1997,  the  Financial
      Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company is required to adopt this standard in the second quarter of fiscal year 1998 and will restate at that time earnings per share ("EPS") data for prior periods to conform with the standard. Earlier application is not permitted. This new standard replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average amount of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As with current EPS reporting requirements, the standard requires common equivalent shares to be excluded in loss periods as they are anti-dilutive.

      If SFAS No. 128 had been in effect during the current and prior fiscal years, basic and fully diluted EPS would not have been significantly different than the EPS currently reported for the periods.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an entity report, by major components and as a single total, the change in its net assets during the period from non-shareholder sources; and SFAS No. 131 "Disclosures about
      Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an entity's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Note 3.  Inventories

      Inventories consist of (in thousands):
                                            June 30,
                                       1997           1996
      Raw Materials                    $  877         $2,641
      Work in Process                   1,416          1,880
      Finished Goods                      504            232

         Inventories                   $2,797         $4,753


                         SIGMA CIRCUITS, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)

Note 4.  Property and Equipment

      Property and equipment consist of (in thousands):
                                             June 30,
                                                   1997         1996
      Land                                         $  1,057     $  1,057
      Buildings and Improvements                      6,835        7,902
      Machinery and Equipment                        24,060       25,549
         Total Property and Equipment                31,952       34,508

      Accumulated Depreciation and Amortization     (16,078)     (15,609)

         Property and Equipment, Net               $ 15,874     $ 18,899

Note 5.   Accrued Liabilities

      Accrued liabilities consist of (in thousands):
                                                          June 30,
                                                      1997         1996
      Accrued Compensation and Related Liabilities    $1,978       $2,277
      Accrued Facility Closing Costs                     347        2,559
      Accrued Interest Expense                           180          436
      Accrued Sales Tax Audit Expense                    512           90
      Other Accrued Expenses                             975          585
         Accrued Liabilities                          $3,992       $5,947

Note 6.   Long-Term Debt

      Long-term debt consists of (in thousands):
                                                    June 30,
                                              1997            1996
      Revolving Line of Credit                $ 8,328         $ 5,707
      Term Loan(s)                              9,800           8,163
      Real Estate Term Note(s)                    607           1,804
      Convertible Subordinated Note             1,800           1,500
      Subordinated Note                            --           2,592
      Other Equipment Debt and Capital Leases      --           2,260
          Total Debt                           20,535          22,026
      Current Portion of Long-Term Debt        (1,633)         (7,681)

          Long-Term Debt                      $18,902         $14,345

      During May 1997, the Company entered into a $25,000,000 credit facility agreement with the CIT Group/Business Credit, Inc., an asset-based lender (the "Lender"). The proceeds of this new facility were used to repay substantially all of the Company's existing debt and capital lease obligations. The financing agreement was entered into on May 21, 1997 with proceeds being disbursed to the Company's existing creditors on May 30, 1997 in the aggregate amount of approximately $17,500,000.

                         SIGMA CIRCUITS, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6.  Long-Term Debt (Continued)

      The credit facility includes a revolving line or credit, a term loan, and a capital expenditures ("CAPEX") term loan. The credit facility is collateralized by a lien on substantially all of the Company's assets and do not require any compensating balances. Additionally, the credit facility's financing agreement prohibits the payment of any cash dividends. The agreement also requires the Company to meet certain financial covenants, as contractually defined, on a quarterly basis including minimum net worth and fixed charge coverage amounts. Additionally, the agreement contains certain affirmative and negative covenants customary for this type of agreement. As of June 30, 1997, the Company was in compliance with the convenants of the financing agreement with the Lender.

      Revolving Line of Credit

      The revolving line of credit with the Lender limits borrowings to a maximum amount of $13,700,000 or the sum of 90.0% and
      50.0% of the Company's eligible trade accounts receivable and raw materials inventory, respectively, as contractually defined. A sub-limit maximum amount of $1,000,000 was established for eligible raw materials inventory. The revolving line of credit expires on May 21, 2001 and bears interest, at the Company's option, based upon either the Chase Manhattan Bank's prime rate ("Prime") or the London Interbank Offered Rate ("Libor"). Under the Prime option, the borrowing margins range from .25% to .50% in addition to the applicable rate. Under the Libor option, the borrowing margins range from 2.75% to 3.00% in addition to the applicable rate. Regardless of either option, the borrowing margins are determined based upon the Company's profitability during its fiscal quarters. Interest is paid monthly in arrears. As of June 30, 1997, the revolving line of credit's interest rate was 9.0% equaling Prime plus .5%.

      Term Loan

      The term loan with the Lender provided a principal amount of $9,800,000. The term loan expires on August 1, 2002 and bears interest, at the Company's option, based upon either the aforementioned Prime or Libor rates. Under the Prime option, the borrowing margins range from .75% to 1.25% in addition to the applicable rate. Under the Libor option, the borrowing margins range from 3.0% to 3.5% in addition to the applicable rate. Regardless of either option, the borrowing margins are determined based upon the Company's profitability during its fiscal quarters. The first principal payment of $163,333 under this loan is due September 1, 1997 with future principal payments of the same amount due on the first of each subsequent month. Interest is paid monthly in arrears. As of June 30, 1997, the revolving line of credit's interest rate was 9.75% equaling Prime plus 1.25%.

      CAPEX Term Loan

      The revolving line of credit with the Lender limits borrowings to a maximum amount of $1,500,000 or $500,000 plus 50.0% of cumulative earnings before interest, taxes, depreciation and amortization for a contractually defined period of time. The CAPEX term loan expires on May 21, 2001 and bears interest, at the Company's option, based upon either the aforementioned
      Prime or Libor rates. Under the Prime option, the borrowing margins range from .75% to 1.25% in addition to the applicable rate. Under the Libor option, the borrowing margins range from 3.0% to 3.5% in addition to the applicable rate. Regardless of either option, the borrowing margins are determined based upon the Company's profitability during its fiscal quarters. Interest is paid monthly in arrears. As of June 30, 1997, there were no outstanding amounts under the CAPEX term loan.

                         SIGMA CIRCUITS, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6.  Long-Term Debt (Continued)

      Convertible Subordinated Note

      The  convertible subordinated note was issued to the  seller  of the Citation Companies for a principal amount of $1,800,000 which is convertible into a maximum of 400,000 shares of common stock at the option of the holder based upon certain defined criteria. The maximum shares that may be converted are 200,000 in each two year period of the note's contractual term. The conversion price is $4.50 for each conversion period. The convertible subordinated note is due on May 21, 2001 and bears interest at a fixed rate of 10.00%. Interest is paid monthly in arrears.

      Real Estate Note

      The real estate note was assumed in the Citation Acquisition for a principal amount of approximately $607,000. The note is collateralized by the underlying building. The real estate note is due on December 31, 2005 and bears interest at a fixed rate of 8.5%. Interest is paid annually in arrears in December.

      Future debt payments for all outstanding debt obligations is as follows (in thousands):

            Fiscal year ending June 30:
            1998          $ 1,633
            1999            1,960
            2000            1,960
            2001           12,088
            2002            1,960
            Thereafter        934
              Total       $20,535

Note 7. Income Taxes

      The provision (benefit) for income taxes consists of (in thousands):

                                          Year Ended June 30,
                                       1997        1996     1995
      Current:
       Federal                         $(1,155)    $1,100   $  862
       State                              (134)        12      243

         Total Current Income Taxes     (1,289)     1,112    1,105
      Deferred:
       Federal                             810     (1,078)    (530)
       State                               (80)      (596)    (181)

         Total Deferred Income Taxes       730     (1,674)    (711)

      Valuation Allowance                  325         --       --

      Provision (Benefit) for Income
       Taxes                           $  (234)   $  (562)  $   394


                        SIGMA CIRCUITS, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7.   Income Taxes (Continued)

      Deferred  income tax assets (liabilities) are comprised  of  (in thousands):
                                                  Year Ended June 30,
                                               1997      1996      1995
      Gross Deferred Income Tax Assets,
       Principally Accruals Deductible in
       in Different Periods                    $ 1,835   $ 2,660   $   460
      Gross Deferred Income Tax Liabilities,
       Principally Depreciation and
       Amortization                             (1,259)   (1,354)   (1,579)

      Valuation Allowance                         (325)       --       --

           Total Net Deferred Income Tax       $   251   $ 1,306   $(1,119)
            Assets (Liabilities)

      The Company's effective income tax (benefit) rate differs from the federal statutory income tax (benefit) rate as follows:

                                                 Year Ended June 30,
                                              1997      1996       1995
     Federal Statutory Income Tax
      (Benefit) Rate                          (35.0)%   (35.0)%    35.0%
     State Taxes, Net of Federal Benefit       (2.6)     (1.7)      9.8
     Amortization and Write-Off of Goodwill     2.8      21.3      11.3
     Amortization of Deferred Stock
      Compensation                              1.7       1.9       6.1
     State Tax Credits                         (7.1)    (22.6)       --
     Valuation Allowance                       22.2        --        --
     Other                                      1.9       1.8       1.4

       Effective Income Tax (Benefit) Rate    (16.1)%   (34.3)%    63.6%

      The Company recorded a valuation allowance of approximately $325,000 as of June 30, 1997. There was no valuation allowance recorded as of June 30, 1996.

      As of June 30, 1997, the Company had approximately $1,300,000 in net operating losses ("NOL") available for carryforward or carryback. The Company will carryback this amount to recover income taxes previously paid to both federal and state taxing authorities. The carryback is available for three prior fiscal years, through fiscal year 1994, starting with the earliest year first. As the Company generated enough taxable income, during the carryback period, to fully recover the NOL , the amount has been recorded as a receivable as of June 30, 1997.

      Additionally, the Company had approximately $930,000 in state tax credits expiring at various times through fiscal year 2015.

                         SIGMA CIRCUITS, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8.   Stockholders' Equity

      Preferred Stock

      The Company's Certificate of Incorporation authorized the issuance of 5,000,000 shares of preferred stock at $.001 par value, which may be designated as to powers, preferences, rights, limitations or restrictions. As of June 30, 1997 and 1996, no shares of preferred stock have been issued.

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

      The number of shares of common stock reserved for future issuances as of June 30, 1997 was as follows:

      Employee Stock Options Outstanding                      952,720
      Reserved for Future Grants Under the
       1988 Stock Option Plan                                 199,483
      Director Stock Options Outstanding                       56,454
      Reserved for Future Grants Under 1994 Non-Employee       43,546
      Directors' Stock Option Plan
      Reserved for Issuance Under the 1994 Employee Stock
       Purchase Plan                                           83,348
      Reserved for Issuance Pertaining to Underwriter's       200,000
      Warrant
      Reserved for Conversion of Convertible Subordinated
        Note                                                  400,000

          Total Reserved for Future Issuance                1,935,551

      Warrant

      In connection with its initial public offering in June 1994, the Company granted the underwriter a warrant to purchase 200,000 shares of common stock at $3.30 per share. This warrant expires in June 1998.

Note 9.  Stock Plans

      1988 Stock Option Plan

      In May 1988, the Company adopted the 1988 Stock Option Plan (the "Plan") to provide for approved grants of incentive or nonstatutory options to purchase common stock to key employees, directors or consultants of the Company. The Plan is administered  by  the Board of Directors, unless  the  Board  of
      Directors delegates administration to a committee of disinterested directors. The maximum number of shares of common stock that may be issued pursuant to options granted under the Plan is 1,300,000. Incentive stock options must be granted at not less than fair market value, and nonstatutory stock

                         SIGMA CIRCUITS, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9.  Stock Plans (Continued)

      options must be granted at not less than 85% of fair market value at the date of grant as determined by the Board of Directors. Options generally become exercisable over a five-year period and generally expire ten years after the date of grant.

      1994 Non-Employee Directors' Stock Option Plan

      In March 1994, the Company adopted the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for automatic grants of options to purchase shares of common stock to non-employee directors of the Company. The Directors' Plan is administered by the Board of Directors, unless the Board of Directors delegates administration to a committee of disinterested directors. The maximum number of shares of common stock that may be issued pursuant to options granted under the Directors' Plan is 100,000. Pursuant to the terms of the Directors' Plan, each non-employee director of the Company was granted an option to purchase 4,362 shares of common stock upon the closing of the public offering. Any person elected as a director of the Company who is not otherwise employed by the Company was automatically granted an option to purchase 4,362 shares of common stock at the fair market value on the date of grant. Each non-employee director thereafter was automatically granted an option to purchase 1,454 shares of common stock at the fair market value, on December 31 of each year that such person was a non-employee director of the Company. In September 1995, the Board of Directors authorized, and the stockholders subsequently approved an amendment to increase the level of grants to 10,000 (for new directors) and 3,000 (for existing directors) from 4,362 and 1,454, respectively.

      A summary of option activity under the Company's plans is as follows:

                                         Number        Weighted Average
                                         of Shares     Exercise Price
     Outstanding at June 30, 1994         393,564       $ .63

      Granted                             504,150       $2.35
      Exercised                           (18,760)      $ .54
      Canceled/Expired                    (61,233)      $1.47

     Outstanding at June 30, 1995         817,721       $1.65

      Granted (weighted average fair
       value of $2.68)                    635,426       $6.97
      Exercised                           (83,847)      $1.15
      Canceled/Expired                   (286,737)      $3.88

     Outstanding at June 30, 1996       1,082,563       $4.22

      Granted (weighted average fair
       value of $2.28)                    257,000       $5.29
       Exercised                          (44,618)      $1.50
       Canceled/Expired                  (285,771)      $5.91

     Outstanding at June 30, 1997       1,009,174       $4.14


                         SIGMA CIRCUITS, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9.  Stock Plans (Continued)

      Additional information regarding options outstanding as of June 30, 1997 is as follows:

                   Options Outstanding        Options Exercisable
                             Weighted
                             Average       Weighted            Weighted
     Range of     Number     Remaining     Average   Number    Average
     Exercise     of         Contractual   Exercise  of        Exercise
     Price        Shares     Life (years)  Price     Shares    Price
     $ .54-  .54    208,657  6.2           $ .54     138,846   $ .54
     $1.88- 2.75    217,065  7.4           $2.24      95,510   $2.30
     $3.63- 5.13    110,018  9.4           $4.55      10,237   $5.04
     $5.25-10.13    473,434  8.4           $6.50     111,940   $6.94

                  1,009,174  7.8           $4.14     356,533   $3.15

      Options to purchase 181,716 and 108,000 shares at weighted average prices of $1.87 and $1.00 were exercisable as of June 30, 1996 and 1995, respectively.

      1994 Employee Stock Purchase Plan

      In March 1994, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") which provides for the issuance of up to 290,908 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. The Purchase Plan will terminate in December 2004. The Board of Directors has the authority to amend, suspend or terminate the Purchase Plan, subject to the limitation that no such action may adversely affect any outstanding rights to purchase common stock. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Common stock issued under the Purchase Plan in fiscal years 1997 and 1996 totaled 95,087 shares at a weighted average price of $4.14 and 98,217 shares at a weighted average price of $3.30, respectively.

      The weighted average fair value of purchase rights granted was $1.86 and $2.11 in fiscal years 1997 and 1996, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions in fiscal year 1997 and 1996, respectively: expected term of six months after grant for both years; risk-free interest rates of 5.1% and 5.6%; stock volatility of 75.0% for both years; and, no dividends during the expected terms.

      Stock-Based Compensation

      In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." This standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. The standard permits a company to continue to account for its compensation cost under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company has adopted the disclosure-only provisions of this new standard and will recognize compensation costs under existing accounting rules.

                         SIGMA CIRCUITS, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9.  Stock Plans (Continued)

      Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions. Such options differ significantly from the Company's stock-based awards. These models also require subjective assumptions including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1997 and 1996, respectively: expected term of six months after vesting for both years; expected turnover of 20.0% for employees for both years; expected turnover of 0.0% and 10.0% for executives; risk-free interest rates of 6.2% and 5.7%; stock volatility of 75.0% for both years; and, no dividends during the expected terms.
      The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal year 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $2,137,000 or $.53 per share in fiscal year 1997 and $1,745,000 or $.46 per share in fiscal year 1996. The impact of outstanding non-vested stock options granted prior to fiscal year 1996 has been excluded from the pro forma calculations in accordance with SFAS No. 123. Therefore, the fiscal year 1997 and 1996 pro forma adjustments are not indicative of pro forma adjustments for future periods, when the calculation will apply to all applicable stock options.

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

Note 10. Acquisition of Citation Companies

      On September 30, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Citation Circuits, Inc., Citation Enterprises, Inc. and Citron Inc. (collectively, the "Citation Companies"), all of which were owned by a common shareholder and engaged in the manufacture and sale of printed circuit boards and backplane assemblies (the "Citation Acquisition"). The purchase price of $16,544,000 was paid in cash of $9,952,000 (financed through $10,000,000 of variable rate installment notes), 378,786 shares of common stock with a fair market value of $2,500,000 and two 12.0% subordinated notes payable to the seller due in June 1997 totaling approximately $4,092,000, of which $1,500,000 was convertible into 200,000 shares of common stock at the option of the seller.The total purchase price of the Citation Companies was approximately $17,278,000 (including approximately $734,000 of acquisition expenses). Of the excess of the purchase price over the estimated fair value of the tangible net assets acquired, approximately $300,000 has been allocated to a two year non-compete agreement with the seller and approximately $5,744,000 has been allocated to goodwill which is being amortized over 15 years.

                         SIGMA CIRCUITS, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)

Note  10.  Acquisition of Citation Companies (Continued)

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

Note 11.          Facility Closing Costs

      During the fourth quarter of fiscal year 1996, the Company recorded facility closing costs of $3,775,000 ($2,585,000 after tax or $.68 per share) due to the closure of its Costa Mesa facility. The charge included approximately $488,000 related to the write down of long-lived assets to their expected net realizable values, $800,000 for the portion of goodwill from the Sigma Acquisition related to the Costa Mesa quick-turn PCB operations, as well as amounts for severance and related benefits, real and personal property lease terminations and other items. As of June 30, 1997, approximately $347,000 of the liability had not been paid.

      In July 1997, the Company successfully sold the building on behalf of the owner (and landlord). The Company expended approximately $217,000, subsequent to fiscal year end, and the sale of the building eliminates any future lease and operating obligations.

Note 12.  Commitments and Contingencies

      The Company leases certain of its operational facilities, offices and machinery and equipment under noncancelable operating leases with terms expiring through fiscal year 2004. The Company is responsible for utilities, maintenance, insurance and property taxes under most of its leases.

                         SIGMA CIRCUITS, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12.  Commitments and Contingencies (Continued)

      Future minimum lease payments for all operating leases are as follows (in thousands):

                Fiscal year ending June 30:
                1998                $  636
                1999                   424
                2000                   226
                2001                   226
                2002                   172
                Thereafter             117
                  Total             $1,801

      Rent expense under all operating leases was approximately $755,000, $1,215,000, and $1,114,000 in fiscal years 1997, 1996 and 1995, respectively.

      In connection with the acquisition of the Citation Companies on September 30, 1995, the Company assumed certain environmental contingent liabilities pertaining to operations prior to that date. As of the acquisition date, the Citation Companies had accrued $303,000 for the two known claims.

      The first contingent liability relates to allegations by the City of Stockton of violations of its City Code regarding discharge of waste water into the City's sewer system in excess of allowed limits during several months in 1992. As of June 30, 1997, no further action has taken place between the City of Stockton and the Company. The Company has established a reserve for this contingency and in the opinion of its management, any settlement would not likely result in a loss that would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      The second contingent liability relates to the United States Environmental Protection Agency ("EPA") issuance of an administrative civil complaint regarding the timely submission of required federal forms under the Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA"). On April 15, 1996, the Company entered into a tentative "Consent Agreement and Consent Order" ("CACO") with the EPA pertaining to its complaint. In the CACO, the Company has certified that it has completed and submitted all required federal forms to the EPA under the EPCRA, and that it has complied with all other EPCRA requirements at all of its facilities. In addition, the Company will also purchase and test certain equipment to aid in its environmental regulatory requirements within twelve months of the effective date of the CACO. The minimum aggregate cost associated with the purchase, installation and testing of this equipment is $220,250 and if the actual aggregate cost is lower, the difference between the actual cost and such minimum threshold, will be remitted to the EPA. As of June 30, 1997, the Company had incurred approximately $288,000 of costs associated with the minimum threshold. In relation to the testing of the equipment, the Company is subject to additional filing requirements with the EPA pertaining to the functionality of the equipment. Further, the Company paid a civil penalty of $65,000 upon execution of and as required by the CACO in July 1996. Terms of the CACO constitute a full and final settlement of the complaint.

                         SIGMA CIRCUITS, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12.  Commitments and Contingencies (Continued)

      On March 13, 1997, the Company filed a lawsuit against one of its customers. The suit asserts a breach of contract by the customer relating to custom-made assembled circuit boards and other services provided by the Company under purchase orders received by the Company from the customer. The suit was filed in the Superior Court of the State of California, Santa Clara County, with the Company seeking damages in excess of approximately $1,000,000, the customer's outstanding accounts receivable balance, plus additional damages, late charges and related interest. Additionally, the Company is seeking payment or reimbursement of costs of the suit, as well as attorneys' fees, and any other appropriate relief. The customer filed a cross complaint, on April 10, 1997, relating to breach of contract, intentional and negligent misrepresentation, intentional and negligent interference with contractual relationships, and intentional and negligent interference with prospective economic advantage. The customer is seeking damages in excess of $10,000,000, an unspecified amount of punitive damages, as well as payment or reimbursement of costs of the suit, attorneys' fees, and any other appropriate relief. The Company filed an application for a writ of attachment on March 13, 1997, which was subsequently denied. Although no assurances can be given, the Company believes the customer's claims are without merit and will defend itself vigorously, therefore, no provision for any liability has been made in the financial statements. As the extent of recovery is unknown at this time, the Company wrote off the customer's receivable amount, as well as purchased inventory in support of this customer relating to the manufacture of its product and accrued other costs associated with the suit. The Company has not established a reserve for this contingency and in the opinion of its management, any settlement would not likely result in a loss that would have a material adverse effect on the Company's business, financial condition, cash flows and results from operations.

Note 13.  Employee Benefit Plan

      The Company provides an employee savings and retirement plan that is designed to qualify under Section 401(k) of the
      Internal Revenue Code. Under the plan, eligible employees may contribute up to 15% of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limit. Further, the plan allows the Company to make discretionary contributions. No contributions were made by the Company in the fiscal years ended June 30, 1997, 1996 or 1995.

Note 14. Segment Information and Significant Customers

      The Company operates in one business segment which is the manufacture of electronic interconnect products including rigid printed circuit boards, backplane assemblies and subassemblies and flexible circuits products. The Company sells its customized interconnect products to original equipment manufacturers and contract manufacturers in the electronics industry.

      The Hewlett-Packard Company accounted for approximately 10.4% of net sales for fiscal year 1997. No single customer accounted for over 10.0% of net sales in the fiscal years ended June 30, 1996 and 1995.

                         SIGMA CIRCUITS, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15.  Quarterly Results (Unaudited)

      The following summarized unaudited results of operations for the quarters in the fiscal years ended June 30, 1997 and 1996 have been accounted for using generally accepted accounting principles for interim reporting purposes and reflect adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of results of operations for these interim periods.

                          (In thousands, except per share amounts)
                                       Quarters Ended
              Sep.    Dec.    Mar.    Jun.     Sep.     Dec.    Mar.     Jun.
              30,     31,     31,     30,      30,      31,     31,      30,
              1995    1995    1996    1996     1996     1996    1997     1997
Net Sales     $16,076 $26,711 $24,330 $20,588  $18,802  $19,916 $20,425  $20,837
Gross Profit  $ 3,563 $ 5,882 $ 4,936 $ 1,853  $ 2,318  $ 3,536 $ 2,514  $ 4,087
Operating
 Income (Loss)$ 1,133 $ 2,445 $ 2,163 $(5,255) $   227  $ 1,017 $(1,797) $ 1,077
Net Income
 (Loss)       $   566 $ 1,148 $ 1,120 $(3,911) $  (183) $   273 $(1,735) $   413
Net Income
 (Loss) Per
 Share        $   .14 $   .24 $   .23 $  (.99) $  (.05) $   .06 $  (.43) $   .09
Number of
 Shares Used
 in Computing
 Per Share
 Information    4,150   4,766   4,845   3,936    4,001    4,506   4,074    4,389


                                                                   Schedule II
Sigma Circuits, Inc.

Valuation And Qualifying Accounts (In Thousands)

                         Balance at  Charged                          Balance
                         Beginning   Costs and  Deductions/           at End
                         of Period   Expenses   Write-Off    Other    of Period
Fiscal Year Ended
 June 30, 1995:

  Accounts Receivable
   Allowance             $200        $  139      $   29      $ --     $310

Fiscal Year Ended
 June 30, 1996:

  Accounts Receivable
   Allowance             $310        $  385      $  244      $147(1)  $598

Fiscal Year Ended
 June 30, 1997:

  Accounts Receivable
   Allowance             $598        $1,162      $1,130      $ --     $630


<F1>
(1) Represents the cumulative balance of the Citation Companies' accounts receivable allowance for doubtful accounts as of September 30, 1995.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, County of Santa Clara, State of California, on the 25th day of September, 1997.

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

Signature               Title                              Date

                         President, Chief Executive
/s/ B. Kevin Kelly       Officer and Director
    B. Kevin Kelly       (Principal Executive Officer)     September 25, 1997

                          Senior Vice President,
                          Finance and Administration,
                          Chief Financial Officer,
                          Secretary and Director
/s/ Philip S. Bushnell    (Principal Financial and
    Philip S. Bushnell    Accounting Officer)              September 25, 1997

/s/ Robert P. Cummins
    Robert P. Cummins     Chairman of the Board            September 25, 1997

/s/ Thomas J. Bernard
    Thomas J. Bernard     Director                         September 25, 1997

/s/ William W. Boyle
    William W. Boyle      Director                         September 25, 1997

/s/ Carl H. R. Brockl
    Carl H. R. Brockl     Director                         September 25, 1997

Exhibit
Number  Description
 3.1    Restated  Certificate of Incorporation  of  the Registrant.(1)
 3.2    Bylaws of the Registrant.(1)
 4.1    Reference is made to Exhibits 3.1 and 3.2
 4.2 Registration Agreement among the Registrant and certain other parties named therein, dated April 15, 1986.(1)
 4.3 Series C Registration Rights Agreement among the Registrant and certain other parties named therein, dated September 30, 1993.(1)
 4.5    Specimen stock certificate.(1)
10.1 Form of Indemnity Agreement entered into between the Registrant and its directors and officers, with related schedule.(1)
10.2    Registrant's 1988 Stock Option Plan, as amended to date.(1)
10.3    Form of Incentive Stock Option under the 1988 Stock Option Plan.(1)
10.4    Form of Nonstatutory Stock Option under the 1988 Stock Option Plan.(1)
10.5    Form of Notice of Exercise under the 1988 Stock Option Plan.(1)
10.6 Registrant's 1994 Non-Employee Directors' Stock Option Plan, as amended to date.(1)
10.7    Registrant's 1994 Employee Stock Purchase Plan, as amended to date.(1)
10.9    Form  of Stock Warrant granted to Cruttenden & Company.(1)
10.21 Lease Agreement between the Registrant and The Kontrabecki Group, dated May 3, 1994, and attachments thereto.(1)
10.22 Lease Agreement between the Registrant and The Kontrabecki Group, dated June 9, 1995, and attachments thereto.(2)
10.24 Lease Agreement Extension and Modification dated September 30, 1995, between the Registrant and Anthony and Cydelle Drago to Lease
        Agreement dated December 30, 1986, as amended.(2)
10.25 Consulting Agreement between the Registrant and Robert P. Cummins, dated July 1, 1997.(4)
10.26   Change-in-Control Severance Agreement between the Registrant and
        B. Kevin Kelly, dated October 26, 1995.(4)
10.27   Change-in-Control Severance Agreement between the Registrant and
        Philip S. Bushnell, dated  October 26, 1995.(4)
10.31   Convertible Subordinated  Promissory  Note granted to Citation
        Enterprise, Inc., dated May  21, 1997.
10.33   Asset Purchase Agreement between the Registrant, Citation Circuits,
        Inc., Citation Enterprises, Inc., Citron Inc. and Carl Brockl, dated September 8, 1995.(3)


Exhibit
Number  Description
10.34   Financing Agreement between the Registrant and the CIT Group/Business
        Credit, Inc., dated May 21, 1997 and exhibits thereto.
10.35 Lease Agreement between the Registrant and G.B.G., dated April 23, 1997, as amended.
11.1    Statements Regarding Calculation of Net  Income (Loss) Per Share.
23.1    Consent of Deloitte & Touche LLP.1
24.1    Power  of Attorney.  Reference is made  to  the signatures page.

____________________________________

<F1>
(1)      Incorporated  by  reference  to  the  corresponding
  Exhibit  previously filed as an Exhibit to  the  Company's
  Registration  Statement  on Form S-1,  as  amended,  filed
  May 26, 1994 (File No. 33-76606).

<F2>
  (2)  Incorporated   by   reference   to   the  corresponding
       Exhibit previously filed as an Exhibit to the Company's
       Form 10-K, as amended, filed  September  28, 1995 (File
       No. 0-24170).

<F3>
  (3)  Incorporated  by   reference   to   the   corresponding
       Exhibit previously filed as an Exhibit to the Company's
       Form 8-K, as amended,  filed  October 11, 1995 (File No.
       0-24170).

<F4>
  (4)  Incorporated   by   reference   to   the   corresponding
       Exhibit previously filed as an Exhibit to the  Company's
       Registration Statement on Form S-1,  as  amended,  filed
       February 16, 1996 (File No. 333-1262).

                                                          EXHIBIT 11.1

                         SIGMA CIRCUITS, INC.
                   STATEMENTS REGARDING CALCULATION
                    OF NET INCOME (LOSS) PER SHARE
               (In thousands, except per share amounts)
                                               Year Ended June 30,
                                              1997        1996      1995
Net Income (Loss)                             $(1,232)    $(1,076)  $  226

Weighted Average Common Stock Outstanding
 Common Stock Equivalents:                      4,044       3,797    3,424

  Dilutive Effect of Stock Options                 --          --      216

  Dilutive Effect of Underwriter's
   Warrant                                         --          --       --

Number of Shares Used in Computing Per
 Share Information                              4,044       3,797    3,640

Net Income (Loss) Per Share                   $  (.30)    $  (.28)  $  .06


                                                                  EXHIBIT 23.1

                     INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements (No. 33-76606 and No. 333-29041) of Sigma Circuits, Inc. on Form S-8 of our report dated July 30, 1997 appearing in this Annual Report on Form 10-K of Sigma Circuits, Inc. for the year ended June 30, 1997.



DELOITTE & TOUCHE LLP




San Jose, California
September 25, 1997