Form 10-Q
period 1997-09-30
SIGMA CIRCUITS INC
filed 1997-11-12
CIK 746549

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             _____________

                               FORM 10-Q

(Mark One)

       Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

           For the quarterly period ended September 30, 1997

                                  or

       Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

           For the transition period from _______ to ______

                   Commission file number:  0-24170

                         SIGMA CIRCUITS, INC.
        (Exact name of registrant as specified in its charter)

              Delaware                          77-0107167
    (State or other jurisdiction        (I.R.S. Employer Identification Number)
  of incorporation or organization)

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

                           Yes  x         No

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 4,144,014 at November 5, 1997.

                         Sigma Circuits, Inc.

                                 INDEX

Description                                                     Page Number

Cover Page                                                           1

Index                                                                2

Part I:  Financial Information

         Item 1:  Financial Statements

                  Condensed Balance Sheets as of
                    September 30, 1997 and June 30, 1997             3
                  Condensed Statements of Operations
                    for the Three Month Period Ended
                    September 30, 1997 and 1996                      4
                  Condensed Statements of Cash Flows
                    for the Three Month Period Ended
                    September 30, 1997 and 1996                      5
                  Notes to Condensed Financial Statements            6

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      8

Part II:  Other Information

          Item 1:  Legal Proceedings                                 16

          Item 6:  Exhibits and Reports on Form 8-K                  17

Signatures                                                           18

                    Part I:  Financial Information

Item 1:  Financial Statements

                           SIGMA CIRCUITS, INC.
                         CONDENSED BALANCE SHEETS
                               (Unaudited)

                                                       (in thousands)
                                                       September 30,   June 30,
                                                       1997            1997
                                  ASSETS
Current Assets:
  Cash and Equivalents                                 $ 1,479      $ 1,633
  Accounts Receivable (Net of Allowances of
   $513 and $630, Respectively)                         12,249       12,432
  Income Taxes Receivable                                1,387        1,476
  Inventories                                            3,758        2,797
  Prepaid Expenses and Other Assets                        426          330
  Deferred Income Taxes                                  1,537        1,510
    Total Current Assets                                20,836       20,178

Property and Equipment, Net                             15,293       15,874

Goodwill (Net of Accumulated Amortization of
 $2,948 and $2,823, Respectively)                        5,989        6,114
Deposits and Other Assets                                  442          481
    Total                                              $42,560      $42,647

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current Portion of Long-Term Debt                      1,960        1,633
  Accounts Payable                                       6,267        4,518
  Accrued Liabilities                                    3,023        3,992
  Income Taxes Payable                                     262           --
    Total Current Liabilities                           11,512       10,143

Long-Term Debt                                          16,263       18,902

Deferred Income Taxes                                    1,580        1,259

Other Long-Term Liabilities                                 59           39

Stockholders' Equity:
  Preferred Stock, $0.001 Par Value:
   Shares Authorized:  5,000
   Shares Outstanding: None                                 --           --
  Common Stock, $0.001 Par Value:
   Shares Authorized:  20,000
   Shares Outstanding: 4,144 and 4,138, Respectively    11,164       11,152
  Deferred Stock Compensation                              (93)        (110)
  Retained Earnings                                      2,075        1,262
    Total Stockholders' Equity                          13,146       12,304
    Total                                              $42,560      $42,647

               See notes to condensed financial statements.

                            SIGMA CIRCUITS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                      (in thousands, except
                                                      per share data)
                                                      Three Months Ended
                                                      September 30,
                                                      1997          1996
Net Sales                                             $22,847       $18,802
Cost of Sales                                          18,324        16,484

Gross Profit                                            4,523         2,318
Selling, General and Administrative Expenses            2,688         1,966
Amortization of Goodwill                                  125           125
Facility Closing Costs                                   (131)           --

Operating Income                                        1,841           227
Interest Expense, Net                                     472           538

Income (Loss) Before Income Taxes                       1,369          (311)
Provision (Benefit) for Income Taxes                      556          (128)

Net Income (Loss)                                     $   813       $  (183)

Net Income (Loss) Per Share:
  Primary                                             $   .18       $  (.05)
  Fully Diluted                                       $   .17       $  (.05)

Number of Shares Used in Computing Per Share
 Information:
  Primary                                               4,603         4,001
  Fully Diluted                                         5,067         4,001

                See notes to condensed financial statements.

                             SIGMA CIRCUITS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            (in thousands)
                                                            Three Months Ended
                                                            September 30,
                                                            1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                         $   813    $  (183)
  Reconciliation to Cash Provided by Operating
   Activities:
    Depreciation and Amortization of Property and
     Equipment                                                1,171      1,067
    Amortization of Goodwill                                    125        125
    Amortization of Deferred Stock Compensation                  17         17
    Amortization of Non-Compete Agreement                        39         39
    Loss on Disposal of Assets                                   28        151
    Deferred Income Taxes                                       294         --
    Facility Closing Costs                                     (131)        --
    Changes in Assets and Liabilities:
      Accounts Receivable                                       183       (535)
      Inventories                                              (961)       242
      Prepaid Expenses and Other Assets                        (135)      (435)
      Accounts Payable                                        1,749      1,010
      Accrued Liabilities                                      (838)    (1,488)
      Income Taxes Payable / Receivable                         351         --
      Other Long-Term Liabilities                                20         --
        Cash Provided by Operating Activities                 2,725         10
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Property and Equipment                          (645)    (1,235)
  Proceeds from Sale of Property and Equipment                   27         15
  Deposits and Other Assets                                      39         40
        Cash Used for Investing Activities                     (579)    (1,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of Credit                                             (2,149)     1,901
  Repayment of Long-Term Borrowings                            (163)      (937)
  Cash Overdraft                                                 --        200
  Proceeds from Issuance of Common Stock                         12          6
        Cash Provided by (Used for) Financing Activities     (2,300)     1,170

DECREASE IN CASH AND EQUIVALENTS                               (154)        --
CASH AND EQUIVALENTS:
  Beginning of Period                                         1,633         --
  End of Period                                             $ 1,479    $    --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                    $   485    $   372

  Cash Received for Income Taxes                            $   (88)   $    --

                 See notes to condensed financial statements.

                         SIGMA CIRCUITS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS

  Basis of Presentation

     While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the interim balance sheets. The results for interim periods are not necessarily indicative of the results of the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's fiscal year 1997 Annual Report on Form 10-K.

  Per Share Information

     Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options and warrants (using the treasury stock method) and are excluded in loss periods as they are anti-dilutive for computing per share information.

  Inventories

     Inventories consist of (in thousands):

                              September 30,     June 30,
                              1997              1997
          Raw Materials       $1,201            $  877
          Work in Process      2,001             1,416
          Finished Goods         556               504

          Inventories         $3,758            $2,797

  Recent Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128,
     "Earnings  Per  Share".  The Company is required  to  adopt  this standard in the second quarter of fiscal year 1998 and will restate at that time earnings per share ("EPS") data for prior periods to conform with the standard. Earlier application is not permitted. This new standard replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average amount of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As with current EPS reporting requirements, the standard requires common equivalent shares to be excluded in loss periods as they are anti-dilutive.

                         SIGMA CIRCUITS, INC.
           NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

     If SFAS No. 128 had been in effect during the current fiscal year, basic EPS would have been $.20 for the three month period ended September 30, 1997. Basic EPS for the three month period ended September 30, 1996 and diluted EPS for all periods presented under SFAS No. 128 would not have been significantly different than the EPS currently reported for the periods.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences, include, but are not limited to, those discussed herein, as well as those discussed in the Company's Annual Report on Form 10-K for the year ending June 30, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     The Company completed the acquisition of Stockton-based Citation Circuits, Inc. and its related companies (the "Citation Acquisition") during the first quarter of fiscal year 1996 in order to obtain the manufacturing capacity required to service its customers' higher volume production jobs in a lower cost operating environment. During the first half of fiscal year 1996, net sales and gross profit increased significantly as a result of the additional capacity obtained in the Citation Acquisition and the products offered by its two new divisions.
     During the second half of fiscal year 1996, the electronic interconnect industry experienced a softening period which adversely impacted the Company. The Company, along with many of its competitors, experienced a decline in the demand for its products and services during calendar year 1996. As a result, the Company announced on May 22, 1996, the closure of its Costa Mesa PCB division and the consolidation of certain capital and selected personnel into its Santa Clara PCB and Stockton PCB divisions. During June 1996, the Company recorded a one-time charge of approximately $3.8 million for facility closing costs.

     During the first half of fiscal year 1997, the Company entered into merger discussions with Continental Circuits Corp., which were subsequently terminated in December 1996. Additionally, the Company recorded charges to operations of approximately $3.4 million or $0.54 per share, after tax, attributable to bad debt and related expenses pertaining to a lawsuit filed, excess and obsolete inventory and equipment, and an unfavorable sales tax ruling. Combined with the approximate one year recovery time from the effects of the industry slowdown in calendar year 1996, the Company's consolidation efforts of its PCB operations and aforementioned charges to operations, the Company reported a net loss of $1.2 million for fiscal year 1997. In May 1997, the Company completed a long-term financing agreement with the CIT Group/Business Credit, Inc. which proceeds were used to repay substantially all of the Company's existing debt and capital lease obligations.

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

                                           Three Months Ended
                                           September 30,
                                           1997          1996
     Net Sales                             100.0%        100.0%
     Cost of Sales                          80.2%         87.7

     Gross Profit                           19.8          12.3
     Selling, General and                   11.8          10.4
      Administrative Expenses
     Amortization of Goodwill                0.5           0.7
     Facility Closing Costs                 (0.6)           --

     Operating Income                        8.1           1.2
     Interest Expense, Net                   2.1           2.9

     Income (Loss) Before Income Taxes       6.0          (1.7)
     Provision (Benefit) for Income Taxes    2.4          (0.7)

     Net Income (Loss)                       3.6%         (1.0)%

   Net Sales

     Net sales for the quarter ended September 30, 1997 were approximately $22.8 million, an increase of $4.0 million or 21.5% from the same quarter in the prior fiscal year. All divisions contributed to the increase. Net sales from the combined Rigid Printed and Flexible Circuits divisions to the merchant market increased more than 22.3%, and net sales from the value-added Systems Integration division increased 18.8% over the same period in the prior fiscal year.

   Gross Profit

     Gross profit for the quarter ended September 30, 1997 was approximately $4.5 million, an increase of $2.2 million or 95.1% from the same quarter in the prior fiscal year. Gross margin for the same comparable quarters was 19.8% and 12.3% respectively. The improvement in both gross profit and margin for the quarter ended September 30, 1997 was partially due to a significant improvement in manufacturing efficiencies and materials management in the Systems Integration division. Additionally, the revenues and efficiencies in the PCB operations were improved over the same quarter in the prior fiscal year which was impacted by inefficiencies associated with the closure of the Costa Mesa PCB facility and consolidation of assets.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the quarter ended September 30, 1997 were approximately $2.7 million, an increase of $0.7 million or 36.7% from the same quarter in the prior fiscal year. Selling, general and administrative expenses increased from 10.4% to 11.8%, as a percentage of sales. The overall increases are primarily attributable to performance-based bonuses and higher commissions on increased levels of net sales. Additionally, increased administrative infrastructure investment was made in support of the revenue growth in all divisions as compared to the same period of the prior year when the Company was streamlining its administrative infrastructure consistent with closure of the Costa Mesa PCB facility.

   Facility Closing Costs

     Facility closing costs credited for the first quarter ended September 30, 1997 were approximately $131,000 and are attributable to a reduction of the associated reserve recorded in the fourth quarter of fiscal year 1996 pertaining to the closure of the Company's Costa Mesa PCB facility. On July 25, 1997, the Company successfully sold the building on behalf of the owner (and landlord), therefore, eliminating any future lease and operating obligations.

   Interest Expense, Net

     Net interest expense for the quarter ended September 30, 1997 was approximately $472,000, a decrease of $66,000 or 12.3% from the same quarter in the prior fiscal year. The decrease is primarily attributable to an overall decrease in long-term obligations, partially offset by comparatively higher interest rates.

   Provision (Benefit) for Income Taxes

     The Company's effective income tax (benefit) rate was 40.6% and (41.2)% for the quarters ended September 30, 1997 and 1996, respectively. These rates differ from statutory rates primarily due to state taxes, net of federal benefit, amortization of goodwill and deferred stock compensation which are not deductible in determining taxable income or loss. Additionally, the amount of pre-tax income or loss can have a material effect on the Company's effective income tax (benefit) rate. Further impacting the fiscal year 1998 state effective rate is the State of California's Machinery and Equipment and Enterprise Zone tax credits.

  Financial Condition

     The Company has historically financed its operations primarily through bank borrowings, issuances of debt and equity securities and cash generated from operations.

   Liquidity

     The Company generated cash from operating activities of approximately $2.7 millions and $10,000 in the three months ended September 30, 1997 and 1996, respectively. Cash generated in the three months ended September 30, 1997 and 1996 was primarily attributable to net income (loss) of $813,000 and $(183,000), respectively, as adjusted for non-cash expenses, primarily depreciation and amortization.

     The Company used cash in investing activities of approximately $579,000 and $1.2 million in the three months ended September 30, 1997 and 1996, respectively. Cash used in the three months ended September 30, 1997 and 1996 was primarily attributable to the purchase of property and equipment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The Company used cash in financing activities of approximately $2.3 million and generated cash from financing activities of $1.2 million in the three months ended September 30, 1997 and 1996, respectively. Cash used in financing activities during the three months ended September 30, 1997 was attributable to net repayments of approximately $2.3 million under the long-term revolving line of credit and debt obligations. Cash generated in the three months ended September 30, 1996 was attributable to approximately $1.0 million in net borrowings under the long-term revolving line of credit and debt and capital lease obligations.

     As of September 30, 1997 the Company had long-term debt outstanding of approximately $18.2 million, consisting primarily of $6.2 million outstanding under the Company's revolving line of credit, a $9.6 million term loan, a $1.8 million convertible subordinated note and $0.6 million of real estate obligations.

     The Company has a $13.7 million revolving line of credit, a $9.8 million term loan and a $1.5 million capital expenditure ("CAPEX") term loan. The revolving line of credit is limited to a maximum amount of $13.7 million or the sum of 90.0% and 50.0% of the Company's eligible trade accounts receivable and raw materials inventory, respectively, as contractually defined. The revolving line of credit expires on May 21, 2001 and currently bears interest at 9.0%. The $9.8 million term expires on May 21, 2002 and currently bears interest at 9.75%. Principal payments of approximately $0.2 are due monthly in equal installments with the first installment due on September 1, 1997. The CAPEX term loan has a maximum amount of $1.5 million in which the Company's financing agreement limits borrowings to this maximum or the amount determined as the sum of $500,000 plus 50.0% of cumulative earnings before interest, taxes, depreciation and amortization for a contractually defined period of time. The $1.5 million CAPEX term loan expires on May 1, 2001 and as of September 30, 1997, there were no outstanding borrowings under this loan. Additionally, the Company has a $1.8 million convertible subordinated note with the seller of the Citation Companies. This note expires on May 21, 2001 and currently bears interest at 10.0%. The note is convertible into a maximum of 400,000 shares of common stock at the option of the holder based upon certain defined criteria. Further, the Company has a real estate note of approximately $0.6 million that was assumed in the Citation Acquisition. The real estate note is due, as a balloon payment, on December 31, 2005 and currently bears interest at 8.5%. As of September 30, 1997, the Company was in compliance with the convenants of its financing agreement.

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

   Capital Resources

     During the three months ended September 30, 1997 the Company purchased approximately $617,000 of property and equipment which was funded through long-term borrowings. The Company's financing agreement allows for capital expenditures up to a maximum amount of $1.0 million per quarter with an aggregate amount of $4.0 million per year. Any expenditures exceeding this maximum quarterly and annual amounts would require prior lender approval. Therefore, excluding the financial impact of any acquisition or establishment of new facilities, the Company expects to incur capital expenditures of approximately $3.4 million, in the remaining nine months of fiscal year 1998.

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

  Factors That May Affect Future Results

     In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report an din the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

   Dependence on Electronics Industry

     The Company's principal customers are original equipment manufacturers (OEM) and contract manufacturers in the telecommunications, networking, computers, peripherals, industrial instrumentation, medical, and semiconductor equipment segments of the electronics industries. These industry segments, and the electronics industry as a whole, are characterized by intense competition, relatively short product-life cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance or modifications of products containing components manufactured by the Company could adversely affect the Company's business, financial condition and results of operations. In addition, the electronics industry has in the past experienced, and is likely in the future to experience, recessionary periods. A recession or any other event leading to excess capacity in the electronics industry would likely result in intensified price competition and a decrease in unit volume, both of which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

   Fluctuations in Quarterly Operating Results

     The Company's quarterly operating results have varied and may continue to fluctuate significantly. At times in the past, the Company's net sales and net income have decreased from the prior quarter. Operating results are affected by a number of factors, including timing and volume of orders from and shipments to customers relative to the Company's manufacturing capacity, level of product and price competition, product mix, the number of working days in a particular quarter and general economic factors. In recent years, the Company's gross margins have varied primarily as a result of capacity utilization, product mix, lead times, volume levels and complexity of customer orders, start-up costs in its two new divisions and costs associated with the closure of the Costa Mesa facility. The timing and

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     volume of order placed by the Company's OEM customers vary due to customer attempts to manage inventory, changes in the OEM's manufacturing strategy and variation in demand for customer products. An interruption in manufacturing resulting from shortages of parts or equipment, fire, natural disaster, equipment failure or otherwise would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

   Customer Concentration

     The Company's past growth has resulted, in part, from its ability to identify and attract customers in rapidly growing segments of the electronics industry. The Company has manufactured products for some of these customers for a relatively short period of time. There can be no assurance that the Company will continue to be able to identify, attract and retain customers with high growth rates or that the customers that they do attract and retain will continue to grow at their historical rates or at all. Although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all, the Company expects to continue to depend upon its principal customers for a significant portion of its net sales. The decrease in or loss of orders from one or more major customers could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

   Variability of Orders

     The Company does not obtain long term purchase commitments from its customers and a substantial portion of net sales in a given quarter depends on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. Customers may cancel orders and change or delay delivery schedules at any time. The timely replacement of canceled, delayed or reduced orders with new orders cannot be assured. Significant or numerous cancellations, reduction or delays in order by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company operates with virtually no significant backlog, net sales for any quarter are substantially dependent on orders booked in that quarter and net sales for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are relatively fixed and are based, in part, on expectations of future net sales. Consequently, if net sales levels are below expectations, the Company's business, financial condition, cash flows and results of operations are likely to be adversely affected.

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

   Management of Growth

     Over the past several years, the Company has experienced a period of rapid growth that has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. This situation was compounded by the Citation Acquisition. The Company's growth is expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its management, operational, and financial information systems, as well as to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations. Competition for personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

   Substantial Leverage and Ability to Service Debt

     The Company has substantial debt service obligations. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's profitability and cash flow, which will be affected by its success in implementing its business strategy, prevailing economic and industry conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, there can be no assurance as to whether or when the Company's operations will generate sufficient cash flow or whether the Company will at any time have sufficient resources to meet its debt service or debt repayment obligations. If the Company is unable to generate sufficient cash flow to service or repay its indebtedness, it will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, particularly in light of the Company's high levels of indebtedness. In addition, the degree


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     to which the Company is leveraged could have significant consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital,capital expenditures,and other general corporate purposes may be materially limited or impaired, (ii) a substantial portion of the Company's cash flow from operations may need to be dedicated to the payment of principal and interest on its indebtedness and therefore, not available to finance the Company's business and (iii) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

                      Part II:  Other Information

Item 1.  Legal Proceedings

     In connection with the acquisition of the Citation Companies on September 30, 1995, the Company assumed certain environmental contingent liabilities pertaining to operations prior to that date. As of the acquisition date, the Citation Companies had accrued $303,000 for the two known claims.

     The first contingent liability relates to allegations by the City of Stockton of violations of its City Code regarding discharge of waste water into the City's sewer system in excess of allowed limits during several months in 1992. As of September 30, 1997, no further action has taken place between the City of Stockton and the Company. The Company has established a reserve for this contingency and in the opinion of its management, any settlement would not likely result in a loss that would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     The second contingent liability relates to the United States Environmental Protection Agency ("EPA") issuance of an administrative civil complaint regarding the timely submission of required federal forms under the Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA"). On April 15, 1996, the Company entered into a tentative "Consent Agreement and Consent Order" ("CACO") with the EPA pertaining to its complaint. In the CACO, the Company has certified that it has completed and submitted all required federal forms to the EPA under the EPCRA, and that it has complied with all other EPCRA requirements at all of its facilities. In addition, the Company will also purchase and test certain equipment to aid in its environmental regulatory requirements within twelve months of the effective date of the CACO. The minimum aggregate cost associated with the purchase, installation and testing of this equipment is $220,250 and if the actual aggregate cost is lower, the difference between the actual cost and such minimum threshold, will be remitted to the EPA. As of September 30, 1997, the Company had incurred approximately $288,000 of costs associated with the minimum threshold. In relation to the testing of the equipment, the Company is subject to additional filing requirements with the EPA pertaining to the functionality of the equipment. Further, the Company paid a civil penalty of $65,000 upon execution of and as required by the CACO in July 1996. Terms of the CACO constitute a full and final settlement of the complaint.

     On March 13, 1997, the Company filed a lawsuit against one of its customers. The suit asserts a breach of contract by the customer relating to custom-made assembled circuit boards and other services provided by the Company under purchase orders received by the Company from the customer. The suit was filed in the
     Superior Court of the State of California, Santa Clara County, with the Company seeking damages in excess of approximately $1,000,000, the customer's outstanding accounts receivable balance, plus additional damages, late charges and related interest. Additionally, the Company is seeking payment or reimbursement of costs of the suit, as well as attorneys' fees, and any other appropriate relief. The customer filed a cross complaint, on April 10, 1997, relating to breach of contract, intentional and negligent misrepresentation, intentional and negligent interference with contractual relationships, and intentional and negligent interference with prospective economic advantage. The customer is seeking damages in excess of $10,000,000, an unspecified amount of punitive damages, as well as payment or reimbursement of costs of the suit, attorneys' fees, and any other appropriate relief. The Company filed an application for a writ of attachment on March 13, 1997, which was subsequently denied. Although no assurances can be given, the Company believes the customer's claims are without merit and will defend itself vigorously, therefore, no provision for any liability has been made in the financial statements. As the extent of recovery is unknown at this time, the Company wrote off the customer's receivable amount, as well as purchased inventory in support of this customer relating to the manufacture of its product and accrued other costs associated with the suit. The Company has not established a reserve for this contingency and in the opinion of its management, any settlement would not likely results in a loss that would have a material adverse effect on the Company's business, financial condition, cash flows and results from operations.

Item 6:  Exhibits and Reports on Form 8-K

     A.  Exhibits

         See Index to Exhibits at page 19 of this filing and is incorporated by reference herein.

     B.  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, County of Santa Clara, State of California, on the 10th day of November, 1997.

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

                           INDEX OF EXHIBITS
                                                                   Sequentially
Exhibit                                                            Numbered
Number    Description                                              Page
 3.1      Restated Certificate of Incorporation of the
           Registrant.(1)                                          --
 3.2      Bylaws of the Registrant.(1)                             --
 4.1      Reference is made to Exhibits 3.1 and 3.2                --
 4.2      Registration Agreement among the Registrant and
           certain other parties named therein, dated
           April 15, 1986.(1)                                      --
 4.3      Series C Registration Rights Agreement among the
           Registrant and certain other parties named therein,
           dated September 30, 1993.(1)                            --
 4.5      Specimen stock certificate.(1)                           --
10.1      Form of Indemnity Agreement entered into between
           the Registrant and its directors and officers, with
           related schedule.(1)                                    --
10.2      Registrant's 1988 Stock Option Plan, as amended to
           date.(1)                                                --
10.3      Form of Incentive Stock Option under the 1988 Stock
           Option Plan.(1)                                         --
10.4      Form of Nonstatutory Stock Option under the 1988
           Stock Option Plan.(1)                                   --
10.5      Form of Notice of Exercise under the 1988 Stock
           Option Plan.(1)                                         --
10.6      Registrant's 1994 Non-Employee Directors' Stock
           Option Plan, as amended to date.(1)                     --
10.7      Registrant's 1994 Employee Stock Purchase Plan, as
           amended to date.(1)                                     --
10.9      Form of Stock Warrant granted to Cruttenden &
           Company.(1)                                             --
10.21     Lease Agreement between the Registrant and The
           Kontrabecki Group, dated May 3, 1994, and
           attachments thereto.(1)                                 --
10.22     Lease Agreement between the Registrant and The
           Kontrabecki Group, dated June 9, 1995, and
           attachments thereto.(2)                                 --
10.24     Lease Agreement Extension and Modification dated
           September 30, 1995, between the Registrant and
           Anthony and Cydelle Drago to Lease Agreement
           dated December 30, 1986, as amended.(2)                 --
10.25     Consulting Agreement between the Registrant and
           Robert P. Cummins, dated July 1, 1997.(5)               --
10.26     Change-in-Control Severance Agreement between the
           Registrant and B. Kevin Kelly, dated October
           26, 1995.(4)                                            --
10.27     Change-in-Control Severance Agreement between the
           Registrant and Philip S. Bushnell, dated October
           26, 1995.(4)                                            --
10.31     Convertible Subordinated Promissory Note granted to
           Citation Enterprise, Inc., dated May 21, 1997.(5)       --


                           INDEX OF EXHIBITS

                                                                   Sequentially
Exhibit                                                            Numbered
Number    Description                                              Page

10.33     Asset Purchase Agreement between the Registrant,
           Citation Circuits, Inc., Citation Enterprises, Inc.,
           Citron Inc. and Carl Brockl, dated September 8,
           1995.(3)                                                --
10.34     Financing Agreement between the Registrant and the
           CIT Group/Business Credit, Inc., dated May 21,
           1997 and exhibits thereto. (5)                          --
10.35     Lease Agreement between the Registrant and G.B.G.,
           dated April 23, 1997, as amended. (5)                   --
11.1      Statements Regarding Calculation of Net Income
           (Loss) Per Share.                                       21

--------------------------------
(1) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company's Registration Statement on Form S-1, as amended, filed May 26, 1994 (File No. 33-76606).

(2) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company's Form 10-K, as amended, filed September 28, 1995 (File No. 0-24170).

(3) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company's Form 8-K, as amended, filed October 11, 1995 (File No. 0- 24170).

(4) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company's Registration Statement on Form S-1, as amended, filed February 16, 1996 (File No. 333-1262).

(5) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company's Form 10-K, filed September 25, 1997 (File No. 0-24170).

                                                          EXHIBIT 11.1
                         SIGMA CIRCUITS, INC.
                   STATEMENTS REGARDING CALCULATION
                    OF NET INCOME (LOSS) PER SHARE
               (in thousands, except per share amounts)

                                                       Three Months Ended
                                                       September 30,
                                                       1997       1996
PRIMARY EARNINGS

  Net Income (Loss)                                    $  813     $ (183)

  Weighted Average Common Stock Outstanding             4,141      4,001

  Common Stock Equivalents:

    Dilutive Effect of Stock Options                      370         --(1)

    Dilutive Effect of Underwriter's Warrant               92         --(1)

  Number of Shares Used in Computing Per Share
   Information                                          4,603      4,001

  Net Income (Loss) Per Share                          $  .18     $ (.05)

FULLY DILUTED EARNINGS

  Net Income (Loss)                                    $  813     $ (183)

  Interest Expense, Net, Related to Convertible
   Subordinate Note                                        27         --

  Net Income (Loss) As Adjusted                        $  840     $ (183)

  Weighted Average Common Stock Outstanding             4,141      4,001

  Common Stock Equivalents:

    Dilutive Effect of Stock Options                      424         --(1)

    Dilutive Effect of Underwriter's Warrant              102         --(1)

  Convertible Subordinated Note, Assumed
   Conversion                                             400         --

  Number of Shares Used in Computing Per Share
   Information                                          5,067      4,001

  Net Income (Loss) Per Share                          $  .17     $ (.05)

(1) Excludes common stock equivalents of approximately 581,000 shares as they are anti-dilutive for computing net loss per share.