Form 10-Q
period 1997-12-31
SIGMA CIRCUITS INC
filed 1998-02-10
CIK 746549

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             _____________

                               FORM 10-Q



(Mark One)

   x   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

           For the quarterly period ended December 31, 1997

                                  or

       Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

           For the transition period from _______ to ______

                   Commission file number:  0-24170


                         SIGMA CIRCUITS, INC.
        (Exact name of registrant as specified in its charter)

          Delaware                                  77-0107167
(State or other jurisdiction of                   (I.R.S Employer
 incorporation or organization)              Identification Number)

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

                           Yes   x       No


The number of shares outstanding of the Registrant's common stock, $.001 par value, was 4,132,192 at February 4, 1998.

                         Sigma Circuits, Inc.

                                 INDEX

Description                                                       Page Number

Cover Page                                                        1

Index                                                             2

Part I:  Financial Information

         Item 1:  Condensed Financial Statements

                  Condensed Balance Sheets as of
                   December 31, 1997 and June 30, 1997           3
                  Condensed Statements of Operations
                   for the Three and Six Month
                   Periods Ended December 31, 1997 and 1996      4
                  Condensed Statements of Cash Flows
                   for the Six Month Period Ended
                   December 31, 1997 and 1996                    5
                  Notes to Condensed Financial Statements        6

         Item 2:  Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                     8

         Item 3:  Quantitative and Qualitative
                   Disclosures about Market Risk                 16

Part II: Other Information

         Item 1:  Legal Proceedings                              17

         Item 4:  Submission of Matters to a Vote of
                   Security Holders                              18

         Item 6:  Exhibits and Reports on Form 8-K               18

Signatures                                                       19

                    Part I:  Financial Information
Item 1:  Financial Statements

                           SIGMA CIRCUITS, INC.
                         CONDENSED BALANCE SHEETS
                               (Unaudited)

                                                     (in thousands)
                                                     December 31,  June 30,
                                                     1997          1997
                                  ASSETS
Current Assets:
  Cash and Equivalents                               $ 1,227       $ 1,633
  Accounts Receivable (Net of Allowances of
   $560 and $630, Respectively)                       12,008        12,432
  Income Taxes Receivable                              1,360         1,476
  Inventories                                          3,429         2,797
  Prepaid Expenses and Other Assets                      673           330
  Deferred Income Taxes                                1,299         1,510
      Total Current Assets                            19,996        20,178

Property and Equipment, Net                           15,172        15,874

Goodwill (Net of Accumulated Amortization of
 $3,074 and $2,823, Respectively)                      5,863         6,114
Deposits and Other Assets                                453           481
      Total                                          $41,484       $42,647

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current Portion of Long-Term Debt                  $ 1,960       $ 1,633
  Accounts Payable                                     5,814         4,518
  Accrued Liabilities                                  3,670         3,992
  Income Taxes Payable                                   287            --
      Total Current Liabilities                       11,731        10,143

Long-Term Debt                                        14,365        18,902

Deferred Income Taxes                                    953         1,259

Other Long-Term Liabilities                               79            39

Stockholders' Equity:
  Preferred Stock, $0.001 Par Value:
    Shares Authorized:  5,000
    Shares Outstanding  None                              --            --
  Common Stock, $0.001 Par Value:
    Shares Authorized:  20,000
    Shares Outstanding:  4,217 and 4,138,
     Respectively                                     11,395        11,152
  Deferred Stock Compensation                            (75)         (110)
  Retained Earnings                                    3,036         1,262
      Total Stockholders' Equity                      14,356        12,304
      Total                                          $41,484       $42,647

                    See notes to condensed financial statements

                        SIGMA CIRCUITS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                 (in thousands, except share
                                  and per share data)
                                 Three Months Ended    Six Months Ended
                                 December 31,          December 31,
                                 1997      1996        1997      1996
Net Sales                        $24,666   $19,916     $47,513   $38,718
Cost Of Sales                     19,574    16,380      37,898    32,864
Gross Profit                       5,092     3,536       9,615     5,854
Selling, General and
 Administrative Expenses           3,001     2,643       5,688     4,609
Amortization of Goodwill             125       126         251       251
Facility Closing Costs                --      (250)       (131)     (250)
Operating Income                   1,966     1,017       3,807     1,244
Interest Expense, Net                412       514         884     1,052
Income Before Income Taxes         1,554       503       2,923       192
Provision For Income Taxes           594       230       1,149       102
Net Income                       $   960   $   273     $ 1,774   $    90

Net Income Per Share:
  Basic                          $   .23   $   .07     $   .43   $   .02
  Diluted                        $   .19   $   .06     $   .36   $   .02

Number of Shares:
  Basic                            4,156     4,014       4,148     4,007
  Diluted                          5,172     4,706       5,088     4,494

                See notes to condensed financial statements.

                          SIGMA CIRCUITS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                        (in thousands)
                                                        Six Months Ended
                                                        December 31,
                                                        1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                            $ 1,774       $    90
  Reconciliation to Cash Provided by Operating
   Activities:
    Depreciation and Amortization of Property and
     Equipment                                            2,371         2,218
    Amortization of Goodwill                                251           251
    Amortization of Deferred Stock Compensation              35            35
    Amortization of Non-Compete Agreement                    75            75
    (Gain)/Loss on Disposal of Assets                       131          (168)
    Deferred Income Taxes                                   (95)         (285)
    Facility Closing Costs                                 (131)         (250)
    Changes in Assets and Liabilities:
      Accounts Receivable                                   424        (1,552)
      Inventories                                          (632)        1,164
      Prepaid Expenses and Other Assets                    (418)         (276)
      Accounts Payable                                     1,296        1,958
      Accrued Liabilities                                   (191)      (1,377)
      Income Taxes Receivable/Payable                        403        1,393
      Other Long-Term Liabilities                             40           --
        Cash Provided by Operating Activities              5,333        3,276

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Property and Equipment                     (1,829)      (1,731)
  Proceeds from Sales of  Property and Equipment              29          301
  Deposits and Other Assets                                   28            2
        Cash Used for Investing Activities                (1,772)      (1,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of Credit, Net                                     (3,557)         868
  Repayment of Long-Term Borrowings                         (653)      (2,156)
  Common Stock Transactions                                  243          232
  Cash Overdraft                                              --         (297)
        Cash Used for Financing Activities                (3,967)      (1,353)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 (406)         495
CASH AND EQUIVALENTS:
  Beginning of Period                                      1,633           --
  End of Period                                          $ 1,227      $   495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash Paid for Interest                                 $  937       $   835
  Cash Paid / (Received) for Income Taxes                $  842       $(1,006)

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

  Per Share Information

     Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options and warrants (using the treasury stock method).

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This new standard replaces prior EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average amount of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As with current EPS reporting requirements, the standard requires common equivalent shares to be excluded in loss periods as they are anti-dilutive. The Company adopted this standard in the current quarter and restated earnings per share ("EPS") data for prior periods to conform with this standard.

                                        Three Months Ended   Six Months Ended
                                        December 31,         December 31,
                                        1997      1996       1997     1996
                                                                          >
    BASIC EPS:

      Net Income                        $  960    $  273     $1,774   $   90

      Weighted Average Common Stock
       Outstanding                       4,156     4,014      4,148    4,007

      Number of Shares                   4,156     4,014      4,148    4,007

      Net Income Per Share              $  .23    $  .07     $  .43   $  .02


                                         Three Months Ended    Six Months Ended
                                         December 31,          December 31,
                                         1997      1996        1997     1996
   DILUTED EPS:

     Net Income                          $  960    $  272      $1,774   $   90

     Interest Expense, Net, Related
      to Convertible Subordinate Note        27        27          54       --

     Net Income As Adjusted              $  987    $  300      $1,828   $   90

     Weighted Average Common Stock
      Outstanding                         4,156     4,014       4,148     4007

     Common Stock Equivalents:

       Dilutive Effect of Stock Options     500       396         435      398

       Dilutive Effect of Underwriter's
        Warrant                             116        96         105       89

     Convertible Subordinated Note,
      Assumed Conversion                    400       200         400       --

     Number of Shares                     5,172     4,706       5,088    4,494

     Net Income Per Share                $  .19    $  .06      $  .36   $  .02

  Inventories

     Inventories consist of (in thousands):
                          December 31,    June 30,
                          1997            1997
        Raw Materials     $  983          $  877
        Work in Process    1,731           1,416
        Finished Goods       715             504

          Inventories     $3,429          $2,797

  Long-Term Debt Obligations

     On December 8, 1997, the Company's lender amended the financing agreement to delete the provision in regards to the quarterly maximum amount of $1,000,000 for capital expenditures. However, the financing agreement does provide an annual maximum amount of $4,000,000 for capital expenditures.

  Recently Issued Accounting Standards

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences, include, but are not limited to, those discussed herein, as well as those discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     During the first half of fiscal year 1997, the Company entered into merger discussions with Continental Circuits Corp., which were subsequently terminated in December 1996. Additionally, the Company recorded charges to operations of approximately $3.4 million or $0.54 per share, after tax, attributable to bad debt and related expenses pertaining to a lawsuit filed to recover such bad debt, excess and obsolete inventory and equipment, and an unfavorable sales tax ruling. Combined with the lingering effects of the industry slowdown in calendar year 1996, the
     Company's consolidation efforts of its PCB operations and aforementioned charges to operations, the Company reported a net loss of $1.2 million for fiscal year 1997. In May 1997, the Company completed a long-term financing agreement with the CIT Group/Business Credit, Inc. which proceeds were used to repay substantially all of the Company's existing debt and capital lease obligations.

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

                                 Three Months Ended    Six Months Ended
                                 December 31,          December 31,
                                 1997     1996         1997     1996
     Net Sales                   100.0%   100.0%       100.0%   100.0%
     Cost of Sales                79.3     82.2         79.8     84.9
     Gross Margin                 20.7     17.8         20.2     15.1
     Selling, General and
      Administrative Expenses     12.2     13.3         12.0     11.9
     Amortization of Goodwill      0.5      0.6          0.5      0.6
     Facility Closing Costs        0.0     (1.2)        (0.3)    (0.6)
     Operating Income              8.0      5.1          8.0      3.2
     Interest Expense, Net         1.7      2.6          1.9      2.7
     Income Before Income Taxes    6.3      2.5          6.1      0.5
     Provision for Income Taxes    2.4      1.1          2.4      0.3
     Net Income                    3.9%     1.4%         3.7%     0.2%

   Net Sales

     Net sales for the second quarter ended December 31, 1997 were approximately $24.7 million, an increase of $4.8 million or 23.9% over the same quarter of the prior fiscal year. All of the Company's divisions contributed to this increase. Net Sales from the combined Rigid PCB and Flexible Circuits divisions to the merchant market increased 21.0%, while net sales from the value-added Systems Integration division increased 35.5% over the same period one year ago.

     Net sales for the six months ended December 31, 1997 were $47.5 million, an increase of $8.8 million or 22.7% over the same period of the prior fiscal year. Net sales from the combined Rigid PCB and Flexible Circuits divisions to the merchant market increased 21.6%, while net sales from the value-added Systems Integration division increased 26.8% over the same six month period one year ago.

   Gross Profit

     Gross profit  for the quarter ended December 31,  1997  was  $5.1 million, an increase of $1.6 million or 44.1% from the same quarter of the prior fiscal year on higher net sales. Gross margin for the period ended December 31, 1997 increased to 20.7% of net sales as compared to 17.8% in the same quarter of the prior fiscal year. In addition to higher sales, the primary reason for the gross profit and gross margin improvements were the significant operational and materials management efficiency gains made by the

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Systems Integration division management team during the past year. Additionally, the Company was partially successful in defending its position with regard to the potential liability accrued during the quarter ended March 31, 1997 for its most recent sales tax audit resulting in reduced sales tax liability. The Company offset this amount with an increase in accrued performance bonuses and other balance sheet reserves due to the Company's current financial performance and projected growth plans.

     Gross profit for the six month period ended December 31, 1997 was $9.6 million, an increase of $3.8 million or 64.2% from the same six month period one year ago on higher net sales. Gross margin for the six month period ended December 31, 1997 increased to 20.2% of net sales as compared to 15.1% in the same period one year ago. In addition to higher sales, the primary reason for the gross profit and gross margin improvements were the significant operational and materials management efficiency gains made by the Systems Integration division management team during the past year. Additionally, the quick-turn PCB division was negatively impacted during the first quarter ended September 30, 1996 by consolidation activities following closure of the Company's Costa Mesa facility during the fourth quarter ended June 31, 1996.

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the quarter ended December 31, 1997 were $3.0 million, an increase of $358,000 or 13.5% over the same quarter of the prior fiscal year. The increase was primarily due to increased commissions on higher net sales, as well as performance bonuses associated with the Company's improved profitability. Selling, general and administrative expenses decreased from 13.3% to 12.2% of net sales, over the same periods as expenses did not increase as quickly as net sales.

     Selling, general and administrative expenses for the six months ended December 31, 1997 were $5.7 million, an increase of $1.1 million or 23.4% over the same period of the prior fiscal year. The increase was primarily due to increased commissions and performance bonuses associated with the Company's financial performance. Selling, general and administrative expenses increased from 11.9% to 12.0%, of net sales, and remained consistent over the periods.

  Facility Closing Costs

     Facility closing costs credited for the six months ended December 31, 1997 were approximately $131,000 and are attributable to a reduction of the associated reserve recorded in the fourth quarter of fiscal year 1996 pertaining to the closure of the Company's Costa Mesa PCB facility. On July 25, 1997, the Company successfully sold the building on behalf of the owner (and landlord); therefore, eliminating any future lease and operating obligations.

   Interest Expense, Net

     Net interest expense for the quarter ended December 31, 1997 was approximately $412,000, a decrease of $102,000 or 19.8% from the same quarter in the prior fiscal year. The overall decrease is primarily attributable to repayment of the Company's various debt obligations.

     Net interest expense for the six months ended December 31, 1997 was approximately $884,000, a decrease of $168,000 or 16.0% from the same period in the prior fiscal year. The overall decrease is attributable to repayment of the Company's various debt obligations subsequent to the May 1997 debt refinancing with the CIT Group.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Provision for Income Taxes

     The Company's effective income tax rate was 38.2% and 45.7% for the quarters ended December 31, 1997 and 1996, respectively. The Company's effective income tax rate was 39.3% and 53.1% for the six months ended December 31, 1997 and 1996, respectively. These rates differ from statutory rates primarily due to state taxes, net of federal benefit, amortization of goodwill and deferred stock compensation, as well as other amounts which are not deductible in determining taxable income or loss. Additionally, the amount of pre-tax income can have a material effect on the Company's effective income tax rate.

  Financial Condition

     The Company has historically financed its operations primarily through bank borrowings, issuances of debt and equity securities and cash generated from operations.

   Liquidity

     The Company generated cash from operating activities of approximately $5.3 and $3.3 million in the six months ended December 31, 1997 and 1996, respectively. Cash generated from operations in the six months ended December 31, 1997 and 1996 was primarily attributable to net income of $1.8 million and $90,000, respectively, as adjusted for non-cash expenses, primarily depreciation and amortization.

     The Company used cash in investing activities of approximately $1.8 and $1.4 million in the six months ended December 31, 1997 and 1996, respectively. Cash used in investing activities in the six months ended December 31, 1997 and 1996 was primarily attributable to purchases of property and equipment.

     The Company used cash in financing activities of approximately $4.0 and $1.4 million in the six months ended December 31, 1997 and 1996, respectively. Cash used in financing activities during the six months ended December 31, 1997 and 1996 was primarily attributable to net repayments under its credit facility.

     As of December 31, 1997 the Company had long-term debt outstanding of approximately $16.3 million, consisting primarily of $4.7 million outstanding under the Company's revolving line of credit, a $9.2 million term loan, a $1.8 million convertible subordinated note and a $0.6 million real estate obligation.

     The Company has a $25.0 million credit facility with the CIT Group/Business Credit, Inc. (the "CIT Group"), an asset-based lender, and consists of a $13.7 million revolving line of credit, a $9.8 million term loan and a $1.5 million capital expenditure ("CAPEX") term loan. The revolving line of credit is limited to a maximum amount of $13.7 million or the sum of 90.0% and 50.0% of the Company's eligible trade accounts receivable and raw materials inventory, respectively, as contractually defined. The revolving line of credit expires on May 21, 2001 and currently bears interest at 8.75%. The $9.8 million term expires on May 21, 2002 and currently bears interest at 9.25%. Principal payments of approximately $0.2 are due monthly in equal installments with the first installment due on September 1, 1997. The CAPEX term loan has a maximum amount of $1.5 million in which the Company's financing agreement limits borrowings to this maximum or the amount determined as the sum of $500,000 plus 50.0% of cumulative earnings before interest, taxes, depreciation and amortization for a contractually defined period of time. The $1.5 million CAPEX term loan expires on May 1, 2001 and as of December 31, 1997 there were no outstanding borrowings under this loan. Additionally, the Company has a $1.8 million convertible subordinated note with the seller of the Citation Companies. This note expires on

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     May 21, 2001 and currently bears interest at 10.0%. The note is convertible into a maximum of 400,000 shares of common stock at the option of the holder based upon certain defined criteria. Further, the Company has a real estate note of approximately $0.6 million that was assumed in the Citation Acquisition. The real estate note is due, as a balloon payment, on December 31, 2005 and currently bears interest at 8.5%. As of December 31, 1997, the Company was in compliance with the convenants of its financing agreement.

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

   Capital Resources

     During the six months ended December 31, 1997 the Company purchased approximately $1.8 million of property and equipment which was funded through long-term borrowings. On December 18,
     1997, the CIT Group amended the financing agreement to relieve the quarterly maximum amount of $1.0 million for capital expenditures. The financing agreement allows for capital expenditures up to an aggregate maximum amount of $4.0 million. Any expenditures exceeding this maximum annual amount would require prior lender approval. Therefore, excluding the financial impact of any acquisition or establishment of new facilities, the Company expects to incur capital expenditures of approximately $2.2 million, in the remaining six months of fiscal year 1998.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Variability of Orders

     The Company does not obtain long term purchase commitments from its customers and a substantial portion of net sales in a given quarter depends on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. Customers may cancel orders and change or delay delivery schedules at any time. The timely replacement of canceled, delayed or reduced orders with new orders cannot be assured. Significant or numerous cancellations, reduction or delays in order by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company operates with limited backlog, net sales for any quarter are substantially dependent on orders booked in that quarter and net sales for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are relatively fixed and are based, in part, on expectations of future net sales. Consequently, if net sales levels are below expectations, the Company's business, financial condition, cash flows and results of operations are likely to be adversely affected.

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

     The Company believes that when it competes in the standard lead-time volume production of its PCB, backplane and flexible circuits products, it encounters greater price sensitivity from potential customers. From time to time the Company operates in the lower technology, higher volume segments of the PCB market, where the Company may be at a competitive disadvantage when competing with manufacturers with lower cost structures, particularly those with offshore facilities where labor and other costs are generally lower. During periods of recession or economic slowdown in the electronics industry, the Company's competitive advantages in the areas of quick-turn manufacturing and responsive customer service may be of reduced importance to the Company's customers, who may become more price sensitive. Although capital barriers to entry are relatively high for manufacturing technologically complex electronic interconnect products, the basic interconnect technology is generally not protected by patents or copyrights, and companies with significant resources or international operations may enter the market. Consolidation of smaller competitors may also result in increased competition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, financial condition, cash flows and results of operations.

   Management of Growth

     Over the past several years, the Company has experienced a period of rapid growth that has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. This situation was compounded by the Citation Acquisition. The Company's growth

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     is expected to require the addition of new management personnel, the development of additional expertise by existing management personnel and additional manufacturing space. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its management, operational, and financial information systems, as well as to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations. Competition for personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

   Uncertainty of Effects of Year 2000 on Computer Programs and Systems

     The Year 2000 Issue is the result of computer programs being written using two rather than four digits to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including but not limited to, a temporary inability to process transactions or engage in normal business activities. Such failure or errors could occur prior to the actual change in century.

     Based upon a recent assessment, the Company's management believes that it has determined that all of its existing computer programs will properly utilize dates beyond December 31, 1999. The Company has received written confirmation from all of its significant computer program manufacturers that specific software purchased by the Company is Year 2000 compliant. The Company's customers, suppliers and

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     service providers (including financial institutions) are reliant upon computer applications, some of which may contain software that may fail as a result of the upcoming change in century, with respect to functions that materially affect their interactions with the Company. The Company currently has plans to initiate formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Failure of the software of its customers, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and result of operations.

     The Company will utilize both internal and external resources in continuing its plan, which include testing its computer systems, and anticipates completion of the Year 2000 project by no later than December 31, 1998. The Company has, and will continue to expense all costs associated with its Year 2000 plans. The total anticipated cost is not expected to have a material effect on the results of operations.

     The Company's assessments and plans to complete its Year 2000 project are based upon management's best estimates, which were derived utilizing presently available information and numerous assumptions of future events including the continued availability of certain resources, third party communications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes and similar uncertainties. The failure of the Company to successfully execute its Year 2000 plan could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Item 3:   Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

                      Part II:  Other Information

Item 1.  Legal Proceedings

     See discussion under Item 3 "Legal Proceedings" in the Company's Form 10-K filed for the fiscal year ended June 30, 1997.

Item 4:   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Sigma Circuits, Inc. was held on December 16, 1997.

     The matters  voted  upon  at  the  meeting  and  the  voting   of
     stockholders with respect thereto are as follows:

     1. The election of Philip S. Bushnell and Carl H. R. Brockl to the Board of Directors to hold office until the 2000 Annual Meeting of Stockholders and until such director's successor is elected and has qualified, or until such director's earlier death, resignation or removal:

                                For           Withheld
          Philip S. Bushnell    3,663,157     332,095
          Carl H. R. Brockl     3,827,157     168,095

     2. The amendment and restatement of the Company's 1997 Stock Option Plan, including provisions for (i) transferability of Supplemental Stock Options, (ii) acceleration of vesting and exercisability of options for employees involuntary terminated without cause within thirteen months after a change in control, (iii) extension of the term of the plan until October 2007, and (iv) an increase in the number of shares of Common Stock authorized for issuance under such plan by 200,000 shares.

          For:  1,618,290     Against:  548,608     Abstain:  21,158
          Broker Non-Votes:  1,807,196

     3. The amendment of the Company's 1994 Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 159,092 shares from 290,908 to 450,000 shares.

          For:  1,787,373    Against:  381,295     Abstain:  19,388
          Broker Non-Votes:  1,807,196

     4. The ratification of Deloitte & Touche LLP as the independent auditors of the Company for its fiscal year ending June 30, 1998:

          For:  3,953,344   Against:  28,200    Abstain:  13,708

Item 6:   Exhibits and Reports on Form 8-K

          A.  Exhibits

          See Index to Exhibits at page 20 of this filing and is incorporated by reference herein.

          B.  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, County of Santa Clara, State of California, on the 6th day of February, 1998.

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

                             INDEX OF EXHIBITS

Exhibit
Number   Description
 3.1     Restated Certificate of Incorporation of the Registrant.(1)
 3.2     Bylaws of the Registrant.(1)
 4.1     Reference is made to Exhibits 3.1 and 3.2
 4.2     Registration Agreement among the Registrant and certain other parties named therein, dated April 15, 1986.(1)
 4.3     Series C Registration Rights Agreement among the Registrant and certain other parties named therein, dated September 30, 1993.(1)
 4.5     Specimen stock certificate.(1)
10.1     Form of Indemnity Agreement entered into between the Registrant and its directors and officers, with related schedule.(1)
10.2     Registrant's Amended and Restated 1997 Stock Option Plan.(6)
10.3     Registrant's 1994 Non-Employee Directors' Stock Option Plan, as
         amended to date.(1)
10.4     Registrant's 1994 Employee Stock Purchase Plan, as amended to date.(6)
10.5     Form of Stock Warrant granted to Cruttenden & Company.(1)
10.6     Lease Agreement between the Registrant and The Kontrabecki Group, dated May 3, 1994, and attachments thereto.(1)
10.7     Lease Agreement between the Registrant and The Kontrabecki Group, dated June 9, 1995, and attachments thereto.(2)
10.8     Lease Agreement Extension and Modification dated September 30, 1995, between the Registrant and Anthony and Cydelle Drago to Lease
         Agreement dated December 30, 1986, as amended.(2)
10.9     Consulting Agreement between the Registrant and Robert P. Cummins, dated July 1, 1997.(5)
10.10    Change-in-Control Severance Agreement between the Registrant and
         B. Kevin Kelly, dated October 26, 1995.(4)
10.11    Change-in-Control Severance Agreement between the Registrant and
         Philip S. Bushnell, dated October 26, 1995.(4)
10.12    Convertible Subordinated Promissory Note granted to Citation
         Enterprise, Inc., dated May 21, 1997.(5)


                              INDEX OF EXHIBITS

Exhibit
Number   Description
10.13    Asset Purchase Agreement between the Registrant, Citation Circuits,
         Inc., Citation Enterprises, Inc., Citron Inc. and Carl Brockl,
         dated September 8, 1995.(3)
10.14    Financing Agreement between the Registrant and the CIT Group/Business
         Credit, Inc., dated May 21, 1997 and exhibits thereto. (5)
10.15    Lease Agreement between the Registrant and G.B.G., dated April 23,
         1997, as amended. (5)
10.16    Change-in-Control Severance Agreement between the Registrant and
         W. Kent Hardwick, dated October 2, 1997.

____________________________________

(1) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form S-1, as amended, filed May 26, 1994 (File No. 33-76606).

(2) Incorporated by reference from the exhibit filed with the Company's Form 10-K, as amended, filed September 28, 1995 (File No. 0-24170).

(3) Incorporated by reference from the exhibit filed with the Company's Form 8-K, as amended, filed October 11, 1995 (File No. 0-24170).

(4) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form S-1, as amended, filed February 16, 1996 (File No. 333-1262).

(5) Incorporated by reference from the exhibit filed with the Company's Form 10-K, filed September 25, 1997 (File No. 0-24170).

(6) Incorporated by reference from the exhibit previously filed with the Company's Registration Statement on Form S-8 filed February 5, 1998 (File No. 333-45641).