Form 10-Q
period 1998-03-31
SIGMA CIRCUITS INC
filed 1998-05-12
CIK 746549

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             _____________

                               FORM 10-Q

(Mark One)

       Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

             For the quarterly period ended March 31, 1998

                                  or

       Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

           For the transition period from _______ to ______

                   Commission file number:  0-24170

                         SIGMA CIRCUITS, INC.
        (Exact name of registrant as specified in its charter)

          Delaware                            77-0107167
(State or other jurisdiction             (I.R.S. Employer
 of incorporation or organiation)         Identification Number)

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

                           Yes X          No

The number of shares outstanding of the Registrant's common stock, $.001 par value, was 4,251,524 at May 1, 1998.

                         Sigma Circuits, Inc.

                                 INDEX

Description                                                          Page Number

Cover Page                                                           1

Index                                                                2

Part I:   Financial Information

          Item 1:  Condensed Financial Statements

                   Condensed Balance Sheets as of
                    March 31, 1998 and June 30, 1997                 3
                   Condensed Statements of Operations
                    for the Three and Nine Month Periods
                    Ended March 31, 1998 and 1997                    4
                   Condensed Statements of Cash Flows for
                    the Nine Month Period Ended March 31, 1998
                    and 1997                                         5
                   Notes to Condensed Financial Statements           7

          Item 2:  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations    8

          Item 3:  Quantitative and Qualitative Disclosures
                    about Market Risk                                17

Part II:  Other Information

          Item 1:  Legal Proceedings                                 18

          Item 6:  Exhibits and Reports on Form 8-K                  18

Signatures                                                           19


                    Part I:  Financial Information

Item 1:  Condensed Financial Statements

                          SIGMA CIRCUITS, INC.
                        CONDENSED BALANCE SHEETS
                              (Unaudited)

                                                       (in thousands)
                                                       March 31,      June 30,
                                                       1998           1997
                                 ASSETS
Current Assets:
  Cash and Equivalents                                 $ 1,802        $ 1,633
  Accounts Receivable (Net of Allowances of
   $515 and $630, Respectively)                         12,383         12,432
  Income Taxes Receivable                                1,288          1,476
  Inventories                                            3,563          2,797
  Prepaid Expenses and Other Assets                        605            330
  Deferred Income Taxes                                  1,176          1,510
      Total Current Assets                              20,817         20,178

  Property and Equipment, Net                           15,946         15,874

  Goodwill (Net of Accumulated Amortization of
   $3,199 and $2,823, Respectively)                      5,738          6,114
  Deposits and Other Assets                                483            481
      Total                                            $42,984        $42,647

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current Portion of Long-Term Debt                    $ 1,960        $ 1,633
  Accounts Payable                                       7,114          4,518
  Accrued Liabilities                                    3,332          3,992
      Total Current Liabilities                         12,406         10,143

Long-Term Debt                                          13,968         18,902

Deferred Income Taxes                                      977          1,259

Other Long-Term Liabilities                                 99             39

Stockholders' Equity:
  Preferred Stock, $0.001 Par Value:
    Shares Authorized:  5,000
    Shares Outstanding: None                                --             --
  Common Stock, $0.001 Par Value:
    Shares Authorized:  20,000
    Shares Outstanding: 4,251 and 4,138, Respectively   11,451         11,152
  Deferred Stock Compensation                              (58)          (110)
  Retained Earnings                                      4,141          1,262
      Total Stockholders' Equity                        15,534         12,304
        Total                                          $42,984        $42,647

              See notes to condensed financial statements.

                        SIGMA CIRCUITS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                  (in thousands, except per share data)
                                   Three Months Ended    Nine Months Ended
                                   March 31,             March 31,
                                   1998      1997        1998      1997
Net Sales                          $24,911   $20,425     $72,424   $59,143
Cost Of Sales                       19,706    17,911      57,604    50,775

Gross Profit                         5,205     2,514      14,820     8,368
Selling, General and                 2,926     4,186       8,614     8,795
Administrative Expenses
Amortization of Goodwill               125       125         376       376
Facility Closing Costs                  --        --        (131)     (250)

Operating Income (Loss)              2,154    (1,797)      5,961      (553)
Interest Expense, Net                  361       479       1,245     1,531

Income (Loss) Before
 Income Taxes                        1,793    (2,276)      4,716    (2,084)
Provision (Benefit) For
 Income Taxes                          688      (541)      1,837      (439)

Net Income (Loss)                  $ 1,105   $(1,735)    $ 2,879   $(1,645)

Net Income (Loss) Per
 Share - Basic                     $   .26   $  (.43)    $   .69   $  (.41)

Net Income (Loss) Per
 Share - Diluted                   $   .21   $  (.43)    $   .57   $  (.41)

Number of Shares Used in
 Computing Per Share
 Information - Basic                 4,236     4,074       4,177     4,030

Number of Shares Used in
 Computing Per Share
 Information - Diluted               5,306     4,074       5,160     4,030

              See notes to condensed financial statements.

                          SIGMA CIRCUITS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                          (in thousands)
                                                          Nine Months Ended
                                                          March 31,
                                                          1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                       $ 2,879     $(1,645)
  Reconciliation to Cash Provided by Operating
   Activities:
    Depreciation and Amortization of Property and
     Equipment                                              3,604       3,551
    Amortization of Goodwill                                  376         376
    Amortization of Deferred Stock Compensation                52          52
    Amortization of Non-Compete Agreement                     113         113
    (Gain) Loss on Disposal of Assets                         132        (108)
    Deferred Income Taxes                                       5        (517)
    Facility Closing Costs                                   (131)       (250)
    Changes in Assets and Liabilities:
      Accounts Receivable                                      49         570
      Inventories                                            (766)      1,967
      Prepaid Expenses and Other Assets                      (388)       (173)
      Accounts Payable                                      2,596         654
      Accrued Liabilities                                    (529)     (1,186)
      Income Taxes Receivable                                 198       1,011
      Other Long-Term Liabilities                              60          --
        Cash Provided by Operating Activities               8,297       4,415

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Property and Equipment                      (3,836)     (2,202)
  Proceeds from Sales of  Property and Equipment               28         320
  Deposits and Other Assets                                    (2)         19
        Cash Used for Investing Activities                 (3,810)     (1,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of Credit, Net                                      (3,464)      1,016
  Repayment of Long-Term Borrowings                        (1,143)     (3,037)
  Proceeds from Issuance of Common Stock                      289         335
  Cash Overdraft                                               --        (297)
        Cash Used For Financing Activities                 (4,318)     (1,983)

INCREASE IN CASH AND EQUIVALENTS:                             169         569

CASH AND EQUIVALENTS:
  Beginning of Period                                       1,633          --
  End of Period                                           $ 1,802     $   569

              See notes to condensed financial statements.

                          SIGMA CIRCUITS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                        (in thousands)
                                                        Nine Months Ended
                                                        March 31,
                                                        1998        1997
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                $1,289      $ 1,194

  Cash Paid (Received) for Income Taxes                 $1,583      $(1,005)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Tax Benefit from Employee Stock Transactions          $   10      $    71

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

  Per Share Information

     During December 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and, retroactively, restated prior period earnings per share ("EPS") for the change. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS for the period presented is computed by dividing net income or loss by the weighted average of common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options and warrants, using the treasury stock method. Potential dilutive securities are excluded in loss periods as they are antidilutive.

                                        Three Months       Nine Months
                                        Ended              Ended
                                        March 31,          March 31,
                                        1998    1997       1998     1997
     DILUTED EPS:

      Net Income (Loss)                 $1,105  $(1,735)   $2,879   $(1,645)

      Interest Expense, Net of Tax,
       Related to Convertible
       Subordinated Note                    27       --        81        --

      Net Income (Loss) As Adjusted     $1,132  $(1,735)   $2,960   $(1,645)

      Weighted Average Common Stock
       Outstanding                       4,236    4,074     4,177     4,030

      Common Stock Equivalents:

      Dilutive Effect of Stock
       Options                             546       --       472        --

      Dilutive Effect of
       Underwriter's Warrant               124       --       111        --

      Convertible Subordinated Note,
       Assumed Conversion                  400       --       400        --

      Number of Shares                   5,306    4,074     5,160     4,030

      Net Income (Loss) Per Share       $  .21   $ (.43)   $  .57    $ (.41)

      Antidilutive Common Stock
       Equivalents                          --      421        --       465


  Inventories

     Inventories consist of (in thousands):

                          March 31,     June 30,
                          1998          1997
     Raw Materials        $1,529        $  877
     Work in Process       1,499         1,416
     Finished Goods          535           504

       Inventories        $3,563        $2,797

  Debt Obligations

     On December 8, 1997, the Company's lender amended the financing agreement to delete the provision in regards to the quarterly maximum amount of $1,000,000 for capital expenditures. Additionally, on February 10, 1998, the Company's lender further amended the financing agreement to allow for a maximum amount of $8,000,000 for capital expenditures during fiscal year 1998 and $6,000,000 for each fiscal year thereafter.

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

  Overview

     Beginning in fiscal year 1994, the Company adopted a strategy to service more of the electronic interconnect needs of its strategic customers by broadening its product offerings and increasing its capacity. The Company believed that its reputation as a high quality, reliable quick-turn supplier of PCBs would generate demand among its customers for additional product offerings. The Company also believed that the

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     customer   relationships  established  by  providing   quick-turn
     services during the prototype stage of the product life cycle would give it an advantage in securing the larger volume pre-production and production orders of such products. Assisted by the proceeds of a private equity financing and its initial public offering, the Company established its Systems Integration and Flexible Circuits divisions during the latter part of fiscal year 1994 in order to broaden its product offerings. During fiscal year 1995, the Company's gross margin and operating expenses were negatively affected by the underutilization and start-up costs of the Systems Integration and Flexible Circuits divisions. The Company completed the acquisition of Stockton-based Citation
     Circuits,  Inc.   and   its  related   companies  (the  "Citation
     Acquisition") during the first quarter of fiscal year 1996 in order to obtain the manufacturing capacity required to service its customers' higher volume production jobs in a lower cost operating environment. During May 1996, the Company announced the closure of its Costa Mesa PCB division and recorded a one-time charge of approximately $3.8 million for facility closing costs.

     During the first half of fiscal year 1997, the Company entered into merger discussions with Continental Circuits Corp., which were subsequently terminated in December 1996. Additionally, the Company recorded charges to operations of approximately $3.4 million or $0.54 per share, after tax, attributable to bad debt, expenses pertaining to a lawsuit filed to recover such bad debt, excess and obsolete inventory and equipment, and an unfavorable sales tax ruling. Combined with the lingering effects of the industry slowdown in calendar year 1996, the Company's consolidation efforts of its PCB operations and aforementioned charges to operations, the Company reported a net loss of $1.2 million for fiscal year 1997. In May 1997, the Company completed a long-term financing agreement with the CIT Group/Business Credit, Inc. which proceeds were used to repay substantially all of the Company's existing debt and capital lease obligations.

     During the first half of fiscal year 1998, the Company has entered into real property leases for three additional buildings at its Santa Clara PCB Division. The addition of these buildings expanded the division's size to approximately 75,000 square feet from 45,000 square feet. Approximately 55,000 square feet will be used for manufacturing and warehousing with the remaining square footage used for office space. The expansion should be completed by the first quarter of fiscal year 1999 and will increase the Company's quick-turn capacity and allow for enhancement of manufacturing capabilities. Additionally, changes in the operations and sales organizations have helped the Company's financial performance improve through the nine months ended March 31, 1998. Further, management has hired a Director of Engineering Services to expand the Company's growth in assisting its customers with their electronic interconnect design, simulation and engineering requirements.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                     Three Months      Nine Months
                                     Ended             Ended
                                     March 31,         March 31,
                                     1998    1997      1998   1997
     Net Sales                       100.0%   100.0%   100.0%  100.0%
     Cost of Sales                    79.1     87.7     79.5    85.8
     Gross Margin                     20.9     12.3     20.5    14.2
     Selling, General and             11.7     20.5     12.0    14.9
     Administrative Expenses
     Amortization of Goodwill          0.5      0.6      0.5     0.6
     Facility Closing Costs             --       --     (0.2)   (0.4)
     Operating Income (Loss)           8.7     (8.8)     8.2    (0.9)
     Interest Expense, Net             1.5      2.3      1.7     2.6
     Income (Loss) Before
      Income Taxes                     7.2    (11.1)     6.5    (3.5)
     Provision (Loss) for
      Income Taxes                     2.8     (2.6)     2.5    (0.7)
     Net Income (Benefit)              4.4%    (8.5)%    4.0%   (2.8)%

   Net Sales

     Net sales for the quarter ended March 31, 1998 were approximately $24.9 million, an increase of $4.5 million or 22.0% over the same quarter of the prior fiscal year. All of the Company's divisions contributed to this increase. Net sales from the combined Rigid PCB and Flexible Circuit divisions to the merchant market increased 10.7%, while net sales from the value-added Systems Integration division increased 67.5% over the same quarter of the prior fiscal year.

     Net sales for the nine months ended March 31, 1998 were approximately $72.4 million, an increase of $13.3 million or 22.5% over the same period of the prior fiscal year. Net sales from the combined Rigid PCB and Flexible Circuit divisions to the merchant market increased 17.8%, while net sales from the value-added Systems Integration division increased 40.4% over the same period of the prior fiscal year.

   Gross Profit

     Gross profit  for  the  quarter ended March  31,  1998  was  $5.2 million, an increase of $2.7 million or 107.0% from the same quarter of the prior fiscal year on higher net sales. Gross margin for the quarter period ended March 31, 1998 increased to 20.9% of net sales as compared to 12.3% in the same quarter of the prior fiscal year. In addition to higher sales, gross profit and margin for the prior year fiscal quarter ended March 31, 1997 reflects a charge of $1.2 million relating to excess and obsolete inventory and equipment, an unfavorable sales tax ruling, as well as lower PCB net sales and associated under-utilization of capacity. In addition, gross profit and gross margin improvements were the significant operational and materials management efficiency gains made by the Systems Integration division during the past year.

     Gross profit for the nine months ended March 31, 1998 was $14.8 million, an increase of $6.5 million or 77.1% from the same nine month period of the prior fiscal year on higher net sales. Gross margin for the nine month period ended March 31, 1998 increased to 20.5% of net sales as compared to 14.2% in the same period of the prior fiscal year. In addition to higher sales, gross profit and margin for the prior year comparable nine month period ended March 31, 1997 included total charges of $1.9 million relating to excess and obsolete inventory and equipment, an unfavorable sales tax ruling, as well as lower PCB net sales and associated under-utilization of capacity. In addition, gross profit and gross margin improvements were the significant operational and materials management efficiency gains made by the Systems Integration division during the past year.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the quarter ended March 31, 1998 were $2.9 million, a decrease of $1.3 million or 30.1% over the same quarter of the prior fiscal year. During the quarter, selling, general and administrative expenses decreased to 11.8% of net sales compared to 20.5% one year ago. The decrease was primarily due to a prior year comparable quarter charge of $1.2 million for bad debt and related expenses pertaining to a specific customer lawsuit filed during the quarter ended March 31, 1997. This charge represented 5.9% of the 20.5% amount of selling, general and administrative expenses as a percent of net sales.

     Selling, general and administrative expenses for the nine months ended March 31, 1998 were $8.6 million, a decrease of $181,000 or 2.1% over the same nine month period of the prior fiscal year. During the nine months ended March 31, 1998, selling, general and administrative expenses decreased to 12.0% of net sales compared to 14.9% for the same period of the prior fiscal year. The percentage decrease was primarily due to a prior year comparable period charge of $1.2 million for bad debt and related expenses pertaining to a specific customer lawsuit filed during the quarter ended March 31, 1997. This charge represented 2.0% of the 14.9% amount of selling, general and administrative expenses as a percent of net sales.

  Facility Closing Costs

     Facility closing costs credited for the nine months ended March 31, 1998 were approximately $131,000 and are attributable to a reduction of the associated reserve recorded in the fourth quarter of fiscal year 1996 pertaining to the closure of the Company's Costa Mesa PCB facility. On July 25, 1997, the Company successfully sold the building on behalf of the owner (and landlord); therefore, eliminating any future lease and operating obligations.

   Interest Expense, Net

     Net interest expense for the quarter ended March 31, 1998 was approximately $361,000, a decrease of $118,000 or 24.6% from the same quarter in the prior fiscal year. The overall decrease is primarily attributable to repayment of the Company's term loan, as well as an overall reduction in the revolving line of credit's outstanding balance during the current fiscal year.

     Net interest expense for the nine months ended March 31, 1998 was approximately $1.2 million, a decrease of $286,000 or 18.7% from the same period in the prior fiscal year. The overall decrease is attributable to repayment of the Company's various debt obligations subsequent to the May 1997 debt refinancing with the CIT Group.

   Provision (Benefit) for Income Taxes

     The Company's effective income tax rate was 38.4% and 39.0% for the quarter and nine months ended March 31, 1998, respectively. The Company's effective benefit tax rate was 23.8% and 21.1% for the quarter and nine months ended March 31, 1997, respectively. These rates differ from statutory rates primarily due to state taxes, net of federal benefit, amortization of goodwill and deferred stock compensation, as well as other amounts that are not deductible in determining taxable income or loss. Additionally, the amount of pre-tax income or loss can have a material effect on the Company's effective rate.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  Financial Condition

     The Company has historically financed its operations primarily through bank borrowings, issuances of debt and equity securities and cash generated from operations.

   Liquidity

     The Company generated cash from operating activities of approximately $8.3 and $4.4 million in the nine months ended March 31, 1998 and 1997, respectively. Cash generated from operations in the nine months ended March 31, 1998 and 1997 was primarily attributable to net income (loss) of $2.9 million and $(1.6) million, respectively, as adjusted for non-cash expenses, primarily depreciation and amortization. Additionally, the Company's working capital has decreased to $8.4 million at March 31, 1998 from $10.0 million at June 30, 1997 primarily as a result of its operations and property and equipment acquisitions.

     The Company used cash in investing activities of approximately $3.8 and $1.9 million in the nine months ended March 31, 1998 and 1997, respectively. Cash used in investing activities in the nine months ended March 31, 1987 and 1997 was primarily attributable to purchases of property and equipment net of proceeds from sales of equipment.

     The Company used cash in financing activities of approximately $4.3 and $2.0 million in the nine months ended March 31, 1998 and 1997, respectively. Cash used in financing activities during the nine months ended March 31, 1998 and 1997 was primarily attributable to net repayments under its credit facility.

     As of March 31, 1998 the Company had total debt obligations outstanding of approximately $15.9 million, consisting primarily of $4.9 million outstanding under the Company's revolving line of credit, a $8.6 million term loan, a $1.8 million convertible subordinated note and a $0.6 million real estate obligation.

     The Company has a $25.0 million credit facility with the CIT Group/Business Credit, Inc. (the "CIT Group"), an asset-based lender, and consists of a $13.7 million revolving line of credit, a $9.8 million term loan and a $1.5 million capital expenditure ("CAPEX") term loan. The revolving line of credit is limited to a maximum amount equal to the lesser of $13.7 million or the sum of 90.0% and 50.0% of the Company's eligible trade accounts receivable and raw materials inventory, respectively, as contractually defined. The revolving line of credit expires on May 21, 2001 and currently bears interest at rates ranging from 8.38% to 8.75%. The $9.8 million term loan expires on May 21, 2002 and currently bears interest at rates ranging from 8.63 to 9.25%. Principal payments of approximately $0.2 are due monthly in equal installments with the first installment due on September 1, 1997. The CAPEX term loan has a maximum amount of $1.5 million in which the Company's financing agreement limits borrowings to this maximum or the amount determined as the sum of $500,000 plus 50.0% of cumulative earnings before interest, taxes, depreciation and amortization for a contractually defined period of time. The $1.5 million CAPEX term loan expires on May 1, 2001 and as of March 31, 1998 there were no outstanding borrowings under this loan. Additionally, the Company has a $1.8 million convertible subordinated note with the seller of the Citation Companies. This note expires on May 21, 2001 and currently bears interest at 10.0%. The note is convertible into a maximum of 400,000 shares of common stock at the

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     option of the holder based upon certain defined criteria. Further, the Company has a real estate note of approximately $0.6 million that was assumed in the Citation Acquisition. The real estate note is due, as a balloon payment, on December 31, 2005 and currently bears interest at 8.5%. As of March 31, 1998, the Company was in compliance with the convenants of its financing agreement.

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

   Capital Resources

     During the nine months ended March 31, 1998 the Company purchased approximately $3.8 million of property and equipment which was funded through long-term borrowings. On December 18, 1997, the CIT Group amended the financing agreement to relieve the quarterly maximum amount of $1.0 million for capital expenditures. Additionally, on February 10, 1998, the CIT Group further amended the financing agreement to allow for a maximum amount of $8.0 million for capital expenditures during fiscal year 1998 and $6.0 million for each fiscal year thereafter. Any expenditures exceeding this maximum annual amount would require prior lender approval. Therefore, excluding the financial impact of any acquisition or establishment of new facilities, the Company expects to incur capital expenditures of approximately $2.5 million in the remaining three months of fiscal year 1998.

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

  Factors That May Affect Future Results

     In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

   Management of Growth

     Over the past several years, the Company has experienced a period of rapid growth that has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. This situation was compounded by the Citation Acquisition. The Company's growth is expected

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     to require the addition of new management personnel, the development of additional expertise by existing management personnel and additional manufacturing space. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its management, operational, and financial information systems, as well as to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations. Competition for personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

     Based upon a recent assessment, the Company's management believes that all of its existing computer programs will properly utilize dates beyond December 31, 1999. The Company has received written confirmation from all of its significant computer program manufacturers that specific software purchased by the Company is Year 2000 compliant. The Company's customers, suppliers and service providers (including financial institutions) are reliant upon computer applications, some of which may contain software that may fail as a result of the upcoming change in century, with respect to functions that

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     materially affect their interactions with the Company. The Company has started the process of communicating with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Failure of the software of its customers, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and result of operations.

     The Company will utilize both internal and external resources in continuing its plan, which include testing its computer systems, and anticipates completion of the Year 2000 project by no later than August 31, 1999. The Company has, and will continue to expense all costs associated with its Year 2000 plans. The total anticipated cost is not expected to have a material effect on the results of operations.

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

Item 3:   Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

                      Part II:  Other Information

Item 1.  Legal Proceedings

     See additional discussion under Item 3 "Legal Proceedings" in the Company's Form 10-K filed for the fiscal year ended June 30, 1997.

     On April 2, 1998, the Company entered into a settlement agreement (the "Agreement") concerning a lawsuit filed against one of its customers during March 1997 which had subsequently filed a cross-complaint during April 1997. In the Agreement, the Company and customer agreed to a mutual release of all parties with no admission of liability and dismissed its suit and cross complaint, with prejudice, in the respective court. The agreement further required that the Company and customer bear their own legal fees and costs arising from their legal actions. Additionally, the Company will receive a one-time payment from the customer during April 1998. The Company has not recorded a receivable for this payment as of March 31, 1998 due to certain contingencies which are expected to be resolved in the fourth quarter of fiscal year 1998. Any default relating to payment would not likely result in a material adverse effect on the Company's business, financial condition, cash flows and results of operations.


Item 6:   Exhibits and Reports on Form 8-K

     A.   Exhibits

          See Index to Exhibits at page 20 of this filing and is incorporated by reference herein.

     B.   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, County of Santa Clara, State of California, on the 11th day of May, 1998.

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

                             INDEX OF EXHIBITS

Exhibt
Number  Description
 3.1    Restated Certificate of Incorporation of the Registrant.(1)
 3.2    Bylaws of the Registrant.(1)
 4.1    Reference is made to Exhibits 3.1 and 3.2
 4.2 Registration Agreement among the Registrant and certain other parties named therein, dated April 15, 1986.(1)
 4.3 Series C Registration Rights Agreement among the Registrant and certain other parties named therein, dated September 30, 1993.(1)
 4.5    Specimen stock certificate.(1)
10.1 Form of Indemnity Agreement entered into between the Registrant and its directors and officers, with related schedule.(1)
10.2    Registrant's Amended and Restated 1997 Stock Option Plan.(6)
10.3 Registrant's 1994 Non-Employee Directors' Stock Option Plan, as amended to date.(1)
10.4    Registrant's 1994 Employee Stock Purchase Plan, as amended to date.(6)
10.5    Form of Stock Warrant granted to Cruttenden & Company.(1)
10.6 Lease Agreement between the Registrant and The Kontrabecki Group, dated May 3, 1994, and attachments thereto.(1)
10.7 Lease Agreement between the Registrant and The Kontrabecki Group, dated June 9, 1995, and attachments thereto.(2)
10.8 Lease Agreement Extension and Modification dated September 30, 1995, between the Registrant and Anthony and Cydelle Drago to Lease
        Agreement dated December 30, 1986, as amended.(2)
10.9 Consulting Agreement between the Registrant and Robert P. Cummins, dated July 1, 1997.(5)
10.10   Change-in-Control Severance Agreement between the Registrant and
        B. Kevin Kelly, dated October 26, 1995.(4)
10.11   Change-in-Control Severance Agreement between the Registrant and
        Philip S. Bushnell, dated October 26, 1995.(4)
10.12   Convertible Subordinated Promissory Note granted to Citation
        Enterprise, Inc., dated May 21, 1997.(5)


                             INDEX OF EXHIBITS

Exhibit
Number  Description
10.13   Asset Purchase Agreement between the Registrant, Citation Circuits,
        Inc., Citation Enterprises, Inc., Citron Inc. and Carl Brockl, dated
        September 8, 1995.(3)
10.14   Financing Agreement between the Registrant and the CIT Group/Business
        Credit, Inc., dated May 21, 1997 and exhibits thereto. (5)
10.15   Lease Agreement between the Registrant and G.B.G., dated April 23,
        1997, as amended. (5)
10.16   Change-in-Control Severance Agreement between the Registrant and
        W. Kent Hardwick, dated October 2, 1997. (7)
27.1    Financial Data Schedule (EDGAR filing only).

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

(5) Incorporated by reference from the exhibit filed with the Company's Form 10-K filed September 25, 1997 (File No. 0-24170).

(6) Incorporated by reference from the exhibit previously filed with the Company's Registration Statement on Form S-8 filed February 5, 1998 (File No. 333-45641).

(7) Incorporated by reference from the exhibit filed with the Company's Form 10-Q filed February 11, 1997 (File No. 0-24170).